Form 10-K
period 2007-12-31
Esmark INC
filed 2008-05-20
CIK 1392600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-33851

ESMARK INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	20-8626148
(State of Incorporation)	(I.R.S. Employer Identification No.)

1134 Market Street, Wheeling WV	26003
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (304) 234-2400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share                  Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Note: The registrant’s common stock was first available for public trading on November 28, 2007. As a result, the registrant had no publicly traded common stock outstanding as of as of June 30, 2007.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Note: The registrant acquired 100% of the outstanding common stock of Wheeling-Pittsburgh on November 27, 2007 in a transaction accounted for as a purchase. Wheeling-Pittsburgh filed for bankruptcy in November 2000 and emerged from bankruptcy on August 1, 2003. Wheeling-Pittsburgh filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, under the ticker symbol WPSC, subsequent to the distribution of its securities under a plan confirmed by a court and prior to November 27, 2007.

The registrant had 39,506,720 shares of its common stock, par value $0.01 per share, issued and outstanding as of May 13, 2008.

Documents Incorporated by Reference: None

PART I

Item 1.	BUSINESS

Formation and Business Combination

On November 27, 2007, Esmark Incorporated (Esmark, the Company or we) consummated a business combination transaction in which Wheeling-Pittsburgh Corporation (Wheeling-Pittsburgh) and Esmark Steel Service Group, Inc. (f/k/a Esmark Incorporated) (ESSG) became wholly-owned subsidiaries of the Company. Esmark was incorporated on March 9, 2007 under the name of Clayton Acquisition Corporation. Clayton Acquisition Corporation was incorporated for the sole purpose of effecting the business combination of ESSG, a privately-held corporation, and Wheeling-Pittsburgh, a public company. Immediately following the combination, Clayton Acquisition Corporation changed its name to Esmark Incorporated and the former Esmark Incorporated changed its name to Esmark Steel Service Group, Inc.

For financial reporting purposes, pursuant to the provisions of Statement of Accounting Standards No. 141, “Business Combinations”, ESSG was identified as the acquiring entity and Wheeling-Pittsburgh was identified as the acquired entity relative to the business combination. Wheeling-Pittsburgh’s results of operations are included in Esmark’s consolidated financial statements for the period November 27, 2007 through December 31, 2007.

General

Esmark

Esmark, a Delaware holding company, was incorporated on March 9, 2007 and currently has its headquarters located in Wheeling, West Virginia. Esmark owns 100% of the outstanding common stock of its two operating subsidiaries, Wheeling-Pittsburgh and ESSG.

Wheeling-Pittsburgh

Wheeling-Pittsburgh, a Delaware holding company, was incorporated on June 27, 1920 under the name Wheeling Steel Corporation and has its headquarters located in Wheeling, West Virginia. Wheeling-Pittsburgh, through its principal operating subsidiary, Wheeling-Pittsburgh Steel Corporation (WPSC), produces steel and steel products using both integrated and electric arc furnace technology.

Wheeling-Pittsburgh’s operation includes one operating blast furnace, one electric arc furnace (EAF), one basic oxygen furnace (BOF) with two vessels, a two-strand continuous slab caster with annual production capacity of approximately 2.8 million tons, an 80-inch hot strip mill with an estimated annual hot rolling capacity of 3.4 million tons, and pickling and coil finishing facilities. Wheeling-Pittsburgh shipped 2.4 million tons of steel during the calendar year 2007.

Wheeling-Pittsburgh produces and sells hot-rolled steel products, which represent the least processed of its product offerings. Wheeling-Pittsburgh also produces flat rolled steel products, including cold-rolled products, coated products and fabricated products, for converters and processors and steel service centers, and for the construction, container and agriculture markets.

Wheeling Corrugating Company (WCC), an operating division of WPSC, manufactures fabricated steel products for the construction, agricultural and highway markets. WCC products represented 21.5% of Wheeling-Pittsburgh’s steel tonnage shipped during the calendar year 2007.

WPSC has ownership interests in two significant joint ventures. WPSC owns 50.0% of the outstanding common stock of Ohio Coatings Company (OCC) and owns a 50% joint venture interest in Mountain State Carbon, LLC (MSC). In 2007, WPSC owned 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin) until the sale of the common stock in March 2008. WPSC sells steel products to Wheeling-Nisshin and OCC, which, in total, accounted for approximately 17.6% of WPSC’s steel tonnage shipped during the calendar year 2007 and 14.8% of WPSC’s net sales for the calendar year 2007. MSC produces and supplies substantially all of the coke needs of WPSC, approximating 0.6 million tons annually, at a price equal to MSC’s cost of production, as defined by the joint venture agreement.

Prior to August 1, 2003, Wheeling-Pittsburgh was a wholly-owned subsidiary of WHX Corporation. On November 16, 2000, Wheeling-Pittsburgh and eight of its then-existing wholly-owned subsidiaries, which represented substantially all of its business, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy on August 1, 2003.

ESSG

ESSG, a Delaware corporation, was incorporated on August 2, 2004 and has its headquarters located near Chicago, Illinois. ESSG is a steel services company that is engaged in the processing and distribution of metals, including just-in-time delivery of value-added steel products (hot-rolled, cold-rolled, hot-dipped galvanized, electrogalvanized and pre-painted) to approximately 2,000 core customers located in the Midwestern United States. The Bouchard Group, L.L.C. formed Esmark LLC in May 2003. Esmark LLC transferred its assets to ESSG on November 8, 2004. ESSG has acquired a number of steel companies since it was formed and operates through its ten subsidiaries which have major locations in Illinois, Indiana, Ohio, and Missouri. Each subsidiary is operated on a stand-alone basis with coordination of marketing, sales, purchasing and accounting through ESSG’s executive team. The majority of ESSG’s customers are end-users in a wide range of diverse markets including construction, automotive, appliance, shelving and agriculture. ESSG has over 1.5 million square feet of facilities.

Recent Developments

On April 30, 2008, the Company agreed to the material terms of a proposed tender offer and merger with Essar Steel Holdings Limited (Essar) for the purchase of all of the outstanding common stock of Esmark for $17.00 per share. The Company also entered into a binding commitment with Essar for a $110.0 million term loan (see below), the proceeds of which were used to refinance the Company’s outstanding term loan and to provide additional liquidity to the Company. This proposed tender offer is subject to an approximate 52-day “right to bid” period as set forth in the collective bargaining agreement with the United Steelworkers (USW) which may or may not result in a competing bid or offer from another concern. If the proposed merger with Essar is terminated under certain circumstances, the Company would be required to pay Essar a termination fee of $20.5 million. On May 16, 2008, the USW publicly announced a demand that Esmark repudiate the Essar agreements and asserted their belief that such agreements with Essar are in direct violation of the Company’s collective bargaining agreement with the USW. The Company believes that it is in compliance with the collective bargaining agreement, including the “right to bid” provision.

On May 6, 2008, Wheeling-Pittsburgh’s term loan agreement, which was scheduled to mature on July 1, 2008, was amended and restated when Essar assumed the remaining $79.0 million outstanding principal amount of the loans under the agreement. The term loan maturity date was extended to the earlier of fifteen days following the consummation of the proposed merger with Essar or June 1, 2009. Additionally, applicable margins for loans under the agreement were decreased to the three-month LIBOR rate plus 0.50% per annum payable quarterly, and the federal and State of West Virginia guarantees under the agreement were terminated in their entirety. The agreement requires that the loans be prepaid after a change in control of Esmark not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 6, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of Esmark, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the ESSG term loan agreement) of Esmark common stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan.

In a non-binding proposal dated May 20, 2008, OAO Severstal (Severstal) offered to acquire all of the outstanding common stock of the Company for $17.00 per share. Severstal also stated that they are prepared to enter into interim liquidity substitute financing arrangements upon entering into a mutually acceptable definitive merger agreement. Severstal represented that they have entered into an agreement that satisfies the successorship clause of the Company’s collective bargaining agreement and that the USW informed them that it will waive its right to bid provisions in the collective bargaining agreement with respect to the Severstal proposal.

Wheeling-Pittsburgh’s revolving credit agreement was amended or otherwise modified on January 31, 2008, February 15, 2008. February 29, 2008, March 28, 2008, April 18, 2008, April 30, 2008 and May 5, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of Wheeling-Pittsburgh’s amended and restated term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008, (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by eliminating the inventory collateral cap under the agreement and increasing access to excess collateral, if available, as additional borrowing availability from $30.0 million to $60.0 million, offset by an increase in the minimum availability requirement from $50.0 million to $70.0 million, (iv) permit the sale of Wheeling-Pittsburgh’s equity interest in its joint venture, Wheeling-Nisshin, Inc., and use such net proceeds to prepay outstanding debt under Wheeling-Pittsburgh’s term loan agreement, and (v) extend the required delivery date of Esmark Incorporated’s audited financial statements for fiscal year 2007 and its unaudited financial statements for the first quarter of fiscal 2008 to May 31, 2008.

On May 2, 2008, ESSG entered into a $31 million term loan facility with Essar. Proceeds of the loan were loaned to Esmark, which contributed the funds to Wheeling-Pittsburgh, which were in turn contributed to WPSC in order to enhance liquidity. The loans under the ESSG agreement mature on the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. The term loans bear interest at the three-month LIBOR rate plus 0.50% per annum payable quarterly. The agreement requires that the loans be prepaid after a change in control of Esmark not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 2, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of Esmark, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the Wheeling-Pittsburgh term loan agreement) of Esmark Common Stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan. The loans under the agreement are guaranteed by Esmark and ESSG’s subsidiaries, and are secured by substantially all of the assets of ESSG and its subsidiaries.

ESSG’s revolving credit agreement was amended on January 31, 2008, February 15, 2008, February 29, 2008 and May 2, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of ESSG’s term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008 (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by decreasing minimum availability required under the agreement from $20.0 million to $5.0 million (which may increase by up to $10 million over time to up to $15 million, based on the occurrence of certain events), (iv) introduce a stand alone fixed charge coverage ratio effective for measurement periods as defined in the agreement, (v) provide for a potential event of default if the proposed merger agreement with Essar is not executed within 52 days, and up to 74 days under conditions as defined in the amendment dated May 2, 2008, and (vi) require ESSG to loan or dividend the $31 million in proceeds from the ESSG term loan to Esmark, allow Esmark to make a capital contribution to Wheeling-Pittsburgh and Wheeling-Pittsburgh to make a capital contribution to WPSC in order to enhance liquidity.

On January 29, 2008, ESSG experienced a fire at its Electric Coating Technologies—Bridgeview (ECT-Bridgeview) location. ECT-Bridgeview operates a non-automotive electro-galvanizing line in a 136,000 square foot facility located in Bridgeview, IL. The facility incurred substantial damage that has made it currently unusable. Insurance coverage includes real and personal property as well as business interruption. ECT-Bridgeview customers continue to receive service from Electric Coating Technologies, LLC, a sister company operating a similar electro-galvanizing line in East Chicago, IN.

On March 13, 2008, WPSC divested its 35.7% interest in Wheeling-Nisshin Inc. for $71.4 million. In addition, the terms of the supply agreement with Wheeling-Nisshin were modified to reduce WPSC’s obligation to provide 9,000 short tons per week to 3,000 short tons per week. Prices are negotiated by the parties. In the event pricing is not agreed to, (i) price is derived from a weighted average of Wheeling-Nisshin’s integrated and mini-mill suppliers and (ii) WPSC’s obligation to provide steel substrate is further reduced to 2,000 short tons per week.

On March 31, 2008, Wheeling-Pittsburgh announced the idling of mill operations at its Allenport facility along with the curtailment of production to one galvanizing line at its Martins Ferry operations. Cold-rolled products previously produced at Allenport will be diverted to hot-rolled product shipments. The estimated cost of indefinitely idling the Allenport facility and the curtailment at the Martins Ferry facility totaled $42.1million

On May 8, 2008, ArcelorMittal announced that it filed a suit against Esmark and an affiliate in the Supreme Court of New York seeking in excess of $540.0 million in connection with Esmark’s and its affiliate’s alleged breach of an August 1, 2007 contract to purchase the Sparrows Point steel manufacturing facility from ArcelorMittal for $1.35 billion. The Company believes that the suit is without merit and will vigorously defend the action.

Segments

Esmark, through its wholly-owned subsidiaries, Wheeling-Pittsburgh and ESSG, manufactures, processes, distributes and sells steel products. The Company had the following two reportable segments during 2007.

Mill Operations (Wheeling-Pittsburgh)

Wheeling-Pittsburgh produces flat-rolled steel products, including hot-rolled, cold-rolled and coated steel products and produces fabricated steel products, including roll-formed corrugated roofing, roof deck, form deck, floor deck, bridgeform and other products. Flat rolled steel products are sold to converters and processors and steel service centers, and to customers in the construction, agriculture, highway and container markets, substantially all of which are located in the United States. All of Wheeling-Pittsburgh’s operating assets are located in the United States. Esmark acquired Wheeling-Pittsburgh on November 27, 2007 as a result of the combination discussed above.

Information relative to WCC, an operating division of WPSC, is included below in the mill operations segment for 2007. Discrete financial information relative to WCC has not been historically developed and provided to the chief operating decision maker of WPSC upon which to make performance evaluations and resource allocation decisions. In January 2008, Esmark announced its intentions to begin developing and providing such information for WCC to Esmark’s chief operating decision maker. When this occurs, we anticipate including information relative to WCC in the downstream operations segment.

Downstream Operations (ESSG)

ESSG processes and distributes flat-rolled steel products, including hot-rolled, cold-rolled, hot-dipped galvanized, electrogalvanized and pre-painted steel products to end-user customers in the construction, automotive, appliance, shelving and agriculture markets, the majority of which are located in the Midwestern United States. All of ESSG’s operating assets are located in the United States.

Esmark’s net sales to external customers, net income and total assets by segment for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(in thousands of dollars)
Net sales—external customers:
Mill operations (a)	$159,115	$—	$—
Downstream operations	666,447	577,982	412,817

Total	$825,562	$577,982	$412,817

Net income (loss):
Mill operations (a)	$(1,592)	$—	$—
Downstream operations	(7,505)	3,529	4,713

Total	$(9,097)	$3,529	$4,713

Total assets:
Mill operations (a)	$1,374,333	$—	$—
Downstream operations	330,628	345,766	264,148

Total	$1,704,961	$345,766	$264,148

(a)	Acquired November 27, 2007 and included in the results of operations from that date.

Additional segment information is provided in Note 3 to the financial statements included in Item 8.—“Financial Statements and Supplementary Data”.

Business Strategy

Esmark

Esmark’s strategy is to produce, process, fabricate and distribute flat rolled steel products in the Midwestern United States. This strategy is being implemented through the activities of Wheeling-Pittsburgh, which produces, processes and fabricates steel products and through ESSG which processes and distributes purchased substrate. The linkage of Wheeling-Pittsburgh and ESSG is intended to strengthen each company by ensuring alternative customers and a source of supply respectively for the two companies.

Wheeling-Pittsburgh Strategy

Wheeling-Pittsburgh’s business strategy has been focused on making its cost structure more variable while preserving its ability to produce sufficient steel to load its caster, reducing its ongoing maintenance and capital expenditure requirements, providing flexibility to react to changing economic conditions, and focusing on the production and sale of higher margin products.

Electric arc furnace production

The EAF allows Wheeling-Pittsburgh’s operations to operate as a hybrid producer of steel with characteristics of both an integrated producer and mini-mill. Our EAF is differentiated from the capabilities of most mini-mills by its ability to use both a continuous scrap feed and liquid iron as an alternative metallic input, rather than scrap and scrap substitutes. Compared to integrated steel production, the EAF has several advantages, including a more variable cost structure, lower energy requirements and limited ongoing maintenance and capital expenditure requirements to sustain operations.

The EAF has an annual capacity of up to 2.5 million tons of liquid steel.

The liquid iron that can be used as a metallic input for the EAF is produced by the blast furnace operation, providing Wheeling-Pittsburgh’s operations with additional flexibility relating to raw materials. We believe that the more variable cost structure of the EAF and flexibility in raw material input utilization will enable costs to more closely track market conditions than those of many integrated producers and will support margins in market downturns.

Wheeling-Pittsburgh intends to maintain and utilize its existing two-vessel BOF in order to produce sufficient steel to load its continuous caster. The BOF will also use liquid iron from the blast furnace as well as scrap to produce liquid steel.

Strategic capital projects to improve productivity and cost position

Automatic roll changers were installed on the finishing mills at Wheeling-Pittsburgh’s hot strip mill in February 2006, which expanded annual hot rolling capacity by 0.6 million tons to 3.4 million tons and optimizes throughput, which should result in lower costs. Supplemental slab sourcing arrangements should enable utilization of this incremental capacity by rolling purchased slabs and converting slabs for others into hot-rolled products.

Capitalize on our excess coke capacity

The idling of one of two blast furnaces in May 2005 resulted in coke production capability in excess of mill operation’s requirements.

On September 29, 2005, WPSC and SNA Carbon LLC (SNA Carbon), a wholly-owned subsidiary of Severstal North America, Inc. (SNA), entered into an Amended and Restated Limited Liability Company Agreement of MSC, a limited liability company formed to own and refurbish the coke plant facility contributed to it by WPSC and to produce and sell metallurgical coke to and for the benefit of both parties. WPSC contributed its existing coke plant facility and has contributed $39.2 million in cash to MSC through December 31, 2007. WPSC is committed to make additional cash contributions of $0.8 million to MSC during 2008. SNA Carbon has contributed $120.0 million in cash to MSC through December 31, 2007. WPSC and SNA Carbon each received a 50% voting interest in MSC upon formation and a 50% non-voting capital stock interest in MSC once each member contributed a total $90.0 million to MSC. Effective January 1, 2007, both parties are entitled to 50% of the coke produced by the facility.

The refurbishment of the coke plant facility contributed by WPSC to MSC included the rebuild of the No. 8 coke battery which was substantially completed in early 2007 for a capital investment of approximately $130.0 million. The rebuild is expected to extend the service life of the battery by 12 to15 years. The ongoing refurbishment project also includes additional capital investments related to the Nos. 1, 2 and 3 coke batteries, infrastructure, and certain other items.

Focus production on higher-margin products and source WCC’s needs from other producers

Over time, the differential between selling prices of certain cold-rolled products and lesser processed hot-rolled products has not reflected the incremental costs of producing cold-rolled products. As a result, Wheeling-Pittsburgh intends to idle its Allenport cold-rolling facility and divert its sales to hot-rolled products.

In addition, in order to increase overall shipments, cold-rolled products previously produced for WCC will also be diverted to hot-rolled sales and WCC will source the substrate required for its shipments from other producers.

Achieve balanced exposure to spot and contract business

We aim to achieve a balanced mix between spot and contract business. We believe that contract business, which we define as agreements with terms in excess of three months, offers insulation from the volatility of the spot market. We have chosen to index our contracts so as to not limit upside potential in a tight market situation.

A reasonable balance offers relatively predictable volumes and an opportunity to enhance product mix as well as to take advantage of spot opportunities. Currently, we have a relatively high exposure to the spot market, comprising approximately 75% of our sales. In the long-term, we seek to increase our mix of contract business to 40% by targeting sales to end use customers versus spot sales to service centers and processors. This mix is expected to provide enhanced stability in fluctuating market conditions and, at the same time, should allow us to take advantage of positive pricing in tighter markets. We will continue to target customers that purchase our products over prolonged periods of time and value consistency of supply.

ESSG Strategy

ESSG has grown since 2003 by acquiring Midwestern companies with significant customers, a diversified product mix and minimal customer overlap. ESSG has typically focused on older established companies where economies of scale can be achieved. Subsequent to any acquisition, ESSG executes an operating strategy to increase capacity utilization. While reducing the financial risk of the acquired entity, ESSG also implements a purchasing strategy to aggregate the acquisition of steel substrate and to lower the aggregate purchase cost of raw materials for all of ESSG’s operating units.

ESSG’s product strategy is to focus on cold-rolled, coated and painted steel products. This allows ESSG to build purchasing power in a product and enhances ESSG’s value with strategic suppliers. ESSG is one of the largest single purchasers of cold-rolled and galvanized steel products in the United States, purchasing approximately 750,000 tons of flat rolled steel per year. As ESSG continues to grow its business, its plans are to continue to focus on these strategic product lines.

ESSG strives to maximize its service value with all of its customers by buying steel products from its supply base, producing to its customers’ requirements (slitting, blanking and painting) and delivering steel on a just-in-time basis at competitive prices. ESSG maximizes its supply chain efficiency by keeping optimum supply levels in all of its service centers. Inventory levels are maintained to best react to changes in customer and supplier ordering practices. In order to provide consistency to its customers, ESSG must maintain excellent relationships with its supply base. ESSG prides itself on both the breadth and depth of its relationships with its domestic and international suppliers. Esmark believes that the merger with Wheeling-Pittsburgh serves to assist and strengthen ESSG’s ability to source steel.

The near term goal of ESSG is to integrate Wheeling-Pittsburgh’s corrugating operations into ESSG’s downstream operations. We are working closely with the current ESSG supply base and contracting for the business volume needed to operate Wheeling-Pittsburgh’s corrugating operations.

Sales and Marketing

Wheeling-Pittsburgh

Wheeling-Pittsburgh markets an extensive mix of products to a wide range of manufacturers, converters and processors. Shipments historically have been concentrated within five major end-use markets: converters and processors, construction, steel service centers, containers and agriculture. Wheeling-Pittsburgh’s overall participation in the construction and the converters and processors markets substantially exceeds the industry average and Wheeling-Pittsburgh’s reliance on automotive shipments, as a percentage of total shipments, is substantially less than the industry average. Geographically, the majority of Wheeling-Pittsburgh’s customers are located within a 350-mile radius of the Ohio Valley. However, Wheeling-Pittsburgh has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas.

Wheeling-Pittsburgh’s 10 largest customers, including its Wheeling-Nisshin and OCC joint ventures, accounted for approximately 35.8%, 38.6% and 40.3% of its net sales in the calendar years 2007, 2006 and 2005, respectively. Wheeling-Nisshin accounted for approximately 10.3%, 14.1% and 13.9% of Wheeling-Pittsburgh’s

net sales for the calendar years 2007, 2006 and 2005, respectively and OCC accounted for approximately 4.5%, 4.4% and 8.1% of Wheeling-Pittsburgh’s net sales for the calendar years 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of Wheeling-Pittsburgh’s net sales during the calendar years 2007, 2006 and 2005. Wheeling-Pittsburgh sold its interest in Wheeling-Nisshin in March 2008.

Wheeling-Pittsburgh’s sales and marketing functions are principally located in its Wheeling, West Virginia headquarters. Wheeling-Pittsburgh’s sales force consists of two distinct sales groups: Wheeling-Pittsburgh’s mill operations and Wheeling-Pittsburgh’s corrugating division (WCC). Steel division products include hot-rolled, cold-rolled and galvanized steel products. WCC is divided into three product groups, consisting of construction, building and specialty products. WCC’s product groups are generally higher value-added than those of the mill operations.

ESSG

ESSG has approximately 2,000 core customers, primarily located in the Midwestern United States. These customers participate in a wide range of diverse end-use markets, including automotive, commercial/residential construction, tubing, appliance, shelving, garage door, office furniture, metal building manufacturers, HVAC, transportation and agriculture. Due to the broad distribution of customers, no single customer represented 10% or more of total sales in 2007, 2006 and 2005. ESSG’s top ten customers accounted for approximately 20.9%. 15.7% and 21.7% of sales in 2007, 2006 and 2005, respectively.

ESSG sells and markets its products through its own sales force.

Product Lines

Wheeling-Pittsburgh

Wheeling-Pittsburgh’s major product lines include the following:

Hot-Rolled Products

Hot-rolled coils represent the least processed of Wheeling-Pittsburgh’s finished goods. Approximately 57.1% of Wheeling-Pittsburgh’s production of hot-rolled coils during the calendar year ended December 31, 2007 was further processed into value-added finished products. Hot-rolled black or pickled (acid cleaned) coils are sold to a variety of consumers such as converters and processors, steel service centers and the appliance industry.

Cold-Rolled Products

Cold-rolled coils are manufactured from hot-rolled coils by employing a variety of processing techniques, including pickling, cold reduction, annealing and temper rolling. Cold-rolled processing is designed to reduce the thickness and improve the shape, surface characteristics and formability of the product.

Coated Products

Wheeling-Pittsburgh manufactures a number of corrosion-resistant, zinc-coated products, including hot-dipped galvanized sheets for resale to trade accounts. The coated products are manufactured from a steel substrate of cold -rolled or hot-rolled pickled coils by applying zinc to the surface of the material to enhance its corrosion protection. Wheeling-Pittsburgh’s trade sales of galvanized products are heavily oriented to unexposed applications, principally in the construction, service center and appliance markets.

Tin Mill Products

Tin mill products consist of blackplate and tinplate. Blackplate is a cold-rolled substrate (uncoated), the thickness of which is less than .0142 inches, and is utilized extensively in the manufacture of pails and shelving and sold to OCC for the manufacture of tinplate products. OCC’s tin coating mill has an annual capacity of over 250,000 tons.

Fabricated Products

Fabricated products consist of cold-rolled or coated products further processed mainly through sheeting and roll forming operations and are sold as construction, building and specialty products. Construction products consist of roll-formed sheets, which are utilized in sectors of the non-residential building market. They are classified into three basic categories: roof deck, form deck, and composite floor deck. Building products consist of roll-formed corrugated sheets that are used as roofing and siding in the construction of barns, farm machinery enclosures, light commercial buildings and certain residential roofing applications. Specialty products consist mainly of coated coils used in culvert and HVAC applications.

ESSG

ESSG’s major product lines include the following:

Hot-Rolled Products

Hot-rolled products include hot-rolled and hot-rolled pickled products that are slit, cut-to-length and/or blanked to size and sold as just-in-time inventory. These products are sold, principally, to store fixture/rack businesses, tubers and heavy equipment manufacturers.

Cold Roll Products

Cold-rolled products include products that are slit, cut-to-length and/or blanked to size, or embossed and sold as just-in-time inventory. These products are sold, principally, to customers that serve the store fixture, automotive, stamping and container markets.

Coated Products

Coated products include hot-dipped, galvanized, galvalume and electrogalvinized products that are further processed through additional slitting and blanking processes. These products are sold, principally, to customers that sell agriculture products, entry doors, construction products, HVAC, garage doors and residential home fireplaces.

Painted Products

Painted products include a painting service procured by ESSG on a contract basis with independent painting companies. These products are sold, principally, to customers that sell construction products, garage doors, lighting fixtures and appliances.

Other

ESSG services a wide variety of other end-user markets with products, which includes the tolling of products, used as containers, entry doors, lighting fixtures, office furniture and tubing products.

Esmark’s net sales and steel shipments to external customers by product and segment for 2007, 2006 and 2005 were as follows (excluding shipments by joint ventures and other equity method investees):

	Mill Operations (a)	Downstream Operations	Total	Mill Operations (a)	Downstream Operations	Total
	(tons in thousands)			(dollars in thousands)
Product—2007:
Hot rolled products	106,438	171,542	277,980	$57,315	$119,330	$176,645
Cold rolled products	60,948	239,252	300,200	37,396	179,993	217,389
Coated products	12,310	263,731	276,041	9,163	242,183	251,346
Tin mill products	18,496	—	18,496	13,452	—	13,452
Fabricated and painted products	38,165	57,361	95,526	39,847	67,197	107,044
Semi-finished products	—	90,629	90,629	—	47,494	47,494
Other, principally tolling	—	—	—	1,942	10,250	12,192

Total	236,357	822,515	1,058,872	$159,115	$666,447	$825,562

Product—2006:
Hot rolled products	—	142,282	142,282	$—	$106,779	$106,779
Cold rolled products	—	262,558	262,558	—	208,314	208,314
Coated products	—	214,439	214,439	—	205,875	205,875
Tin mill products	—	—	—	—	—	—
Fabricated and painted products		43,209	43,209		50,558	50,558
Semi-finished products	—	—	—	—	—	—
Other, principally tolling	—	—	—	—	6,456	6,456

Total	—	662,488	662,488	$—	$577,982	$577,982

Product—2005:
Hot rolled products	—	77,680	77,680	$—	$56,799	$56,799
Cold rolled products	—	229,711	229,711	—	177,102	177,102
Coated products	—	194,841	194,841	—	173,394	173,394
Tin mill products	—	—	—	—	—	—
Fabricated and painted products		1,952	1,952		2,077	2,077
Semi-finished products	—	—	—	—	—	—
Other, principally tolling	—	—	—	—	3,445	3,445

Total	—	504,184	504,184	$—	$412,817	$412,817

(a)	Acquired November 27, 2007 and included in results of operations since that date.

Major Markets

Wheeling-Pittsburgh

Wheeling-Pittsburgh’s major markets include the following:

Converters and Processors

Shipments to the converters and processors market are principally cold-rolled products to Wheeling-Nisshin, which uses cold-rolled coils as a substrate to manufacture a variety of coated products, including hot-dipped galvanized and aluminized coils for the automotive, appliance and construction markets. The converters and processors industry also represents a major outlet for Wheeling-Pittsburgh’s hot-rolled products, which are converted into finished commodities such as pipe, tubing and cold-rolled strip.

Construction

Shipments to the construction industry are principally fabricated products. Wheeling-Pittsburgh services the non-residential and building and highway markets, principally through shipments of hot-dipped galvanized and painted cold-rolled products. Wheeling-Pittsburgh has been able to market these products into broad geographical areas due to Wheeling-Pittsburgh’s numerous regional facilities.

Light Commercial and Residential Roofing

Shipments to the light commercial and residential roofing markets consist primarily of roll-formed, corrugated sheets in a variety of colors which are used as both siding and roofing.

Steel Service Centers

Shipments to steel service centers are heavily concentrated in the areas of hot-rolled coils.

Containers

The vast majority of shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The balance of shipments to this market consists of cold-rolled products for pails and drums. Wheeling-Pittsburgh sells black plate to its OCC joint venture for tin-coating.

Agriculture

Shipments to the agricultural market are principally sales of roll-formed, corrugated sheets, which are used as roofing and siding in the construction of barns and farm machinery enclosures.

ESSG

ESSG’s major markets include the following:

Construction

Shipments to the construction market are primarily pre-painted galvanized, galvalume, electrogalvanized and hot-dipped galvanized products for use by customers to produce residential, industrial and commercial building products.

Automotive

Shipments to the automotive market are primarily hot-rolled, cold-rolled and coated products for use by original equipment manufacturers and tier I and tier II independent stampers.

Store Fixtures and Storage Systems

Shipments to the store fixture and storage system market are primarily cold-rolled products for use by customers manufacturing fixtures and shelving and for storage systems sold to large retail outlets.

Appliance

Shipments to the appliance market are primarily cold-rolled, galvanized, electrogalvanized, aluminized and painted sheet products for use by original equipment manufacturers producing refrigerators, dishwashers, ovens, microwaves and laundry products.

Steel Service Centers

Shipments to the steel service centers are primarily hot-rolled, cold-rolled galvanized, electrogalvanized and painted products for use by steel distribution centers primarily serving flat roll customers.

Agriculture

Shipments to the agriculture market are primarily pre-painted, galvanized, electrogalvanized and processed galvanized products for use by customers to produce grain bins and agricultural tubing, construction products and equipment.

Containers

Shipments to the container market are primarily hot-rolled, cold-rolled, galvanized electrogalvanized and painted products for use by manufacturers producing drums, pails and buckets.

Other

Shipments to other markets are primarily hot-rolled, cold-rolled and galvanized products for use by customers to produce light fixtures, office furniture, tubing and other products.

Esmark’s steel shipments to external customers by market and segment for 2007, 2006 and 2005 were as follows (excluding shipments by joint ventures and other equity method investees):

	Mill Operations (a)	Downstream Operations	Total
	(tons in thousands)
Major Market—2007:
Construction	37,424	240,748	278,172
Automotive, including stampers	—	157,743	157,743
Converters and processors	95,215	—	95,215
Steel service centers	59,261	34,570	93,831
Store fixtures/storage systems	—	86,115	86,115
Appliance	2,067	43,224	45,291
Containers	14,401	25,048	39,449
Agriculture	6,596	26,521	33,117
Other	21,393	208,546	229,949

Total	236,357	822,515	1,058,872

Major Market—2006:
Construction	—	159,722	159,722
Automotive, including stampers	—	130,610	130,610
Converters and processors	—	—	—
Steel service centers	—	53,418	53,418
Store fixtures/storage systems	—	71,620	71,620
Appliance	—	29,260	29,260
Containers	—	24,133	24,133
Agriculture	—	31,662	31,662
Other	—	162,063	162,063

Total	—	662,488	662,488

	Mill Operations (a)	Downstream Operations	Total
	(tons in thousands)
Major Market—2005:
Construction	—	88,124	88,124
Automotive, including stampers	—	103,769	103,769
Converters and processors	—	—	—
Steel service centers	—	42,661	42,661
Store fixtures/storage systems	—	31,068	31,068
Appliance	—	23,830	23,830
Containers	—	17,516	17,516
Agriculture	—	19,920	19,920
Other	—	177,296	177,296

Total	—	504,184	504,184

(a)	Acquired November 27, 2007 and included in results of operations since that date.

Steel Industry

Steel making in the U.S. is a highly competitive and capital-intensive industry with approximately 104 million tons of domestic shipments in 2007. Estimated domestic carbon steel production was approximately 99 million tons in 2007 and is expected to increase in 2008. Total annual carbon steel consumption in the U.S. was approximately 120 million tons in 2007, 134 million tons in 2006 and 114 million tons in 2005. Imports of finished steel totaled approximately 27 million tons in 2007, 36 million tons in 2006 and 25 million tons in 2005.

In the U.S., flat rolled steel is produced either by integrated steel facilities or mini-mills. Integrated steel makers typically produce flat rolled products by using blast furnaces to combine iron ore, limestone and coke into hot iron. Scrap metal is then added to the hot iron to produce liquid steel through a BOF, which removes impurities. After the liquid steel is metallurgically refined, it is processed through a continuous caster to form slabs. These slabs are further shaped or rolled into flat sheets at a hot strip mill or a plate mill. Various finishing processes may follow whereby the steel is treated through pickling, cold-rolling, annealing, tempering or coating.

The quality of steel products produced through the integrated process is generally more suitable for a wider variety of high quality specialized uses than those produced through the mini-mill process because less scrap, which contains impurities, is used. As a result, integrated steel products are typically used for more value-added applications. Integrated mills are also characterized by more production steps and man-hours and higher costs of productive capacity and ongoing maintenance. Current restructuring efforts by integrated steel mills have focused on reducing these costs through increased labor flexibility and efficiency and using automation to increase labor productivity.

A mini-mill utilizes an EAF to melt scrap and scrap substitutes, eliminating the need for iron ore and coke inputs. The liquid steel can be metallurgically refined before it is cast into thin slabs which are further processed to produce flat sheets similar to those produced by integrated steel makers. Similar finishing processes often follow.

The quality of mini-mill produced steel products is dependent on the quality of the scrap used as a raw material. However, in recent years, domestic mini-mills have increased the quality of their steel products. Typically, mini-mills are more cost efficient than integrated producers because they require less capital to operate and maintain. The correlation of scrap prices with steel selling prices represents the main advantage of the mini-mill and EAF strategy. This correlation has historically provided a relatively constant metal margin (i.e., the difference between steel selling prices and scrap prices) to the mini-mills over the business cycle. This relatively constant metal margin has typically caused mini-mills to perform better in downturns than integrated producers. During 2007, metal margins were compressed as scrap prices rose without a similar increase in steel selling prices.

Industry Consolidation

The fragmented U.S. steel industry has experienced volatile market conditions, characterized by declining prices, fluctuating capacity, low demand growth and increased foreign imports. These conditions and additional constraints produced by significant underfunded pension and retiree health care obligations have led to widespread bankruptcies in the industry. Including Wheeling-Pittsburgh, over 40 companies have filed for Chapter 11 bankruptcy protection since January 1998, including Bethlehem, LTV and National Steel (formerly the second, third and fifth largest U.S. integrated steel producers) in addition to Rouge Steel, Republic Engineered Products and Weirton Steel. A number of these steel producers were purchased as a result of bankruptcy, consolidation and rationalization of the industry.

Imports

As the single largest steel consuming country in the western hemisphere, the U.S. market has long been a focus of foreign steel producers. The domestic steel market is affected by factors influencing worldwide supply and demand, with excess production generally seeking the most lucrative markets. Favorable conditions in the U.S. market have historically resulted in significant imports of steel and substantially reduced sales, margins and profitability of domestic steel producers. Steel imports of flat rolled products as a percentage of domestic apparent consumption were approximately 13% in 2007. The fall in the value of the U.S. dollar has reduced the import of steel products in 2007, a trend expected to continue during 2008.

Raw Material Pricing and Steel Prices

Increased global demand, especially from mills in China, has put upward pressure on raw material prices, including iron ore, coal, coke, scrap and zinc. World iron ore and zinc prices have increased dramatically over the past three years. Shortages of coke and scrap have put pressure on integrated steel producers with spot prices for coke and scrap being volatile over the past three years.

Faced with higher raw material costs and increasing world demand, domestic steel producers began to both increase base prices and implement raw material surcharges starting in January 2004. This combination of factors resulted in historically high prices for steel products during 2004. Steel prices trended downward during 2005, trended slightly upward during 2006 before trending downward during 2007. Increased raw material costs in 2008 have caused steel prices to increase in 2008.

Competition

Wheeling-Pittsburgh

The Company believes that the main competitive factors for Wheeling-Pittsburgh include:

•	quality;

•	reliability;

•	price;

•	product offerings;

•	location; and

•	raw material and operating costs.

The primary steel industry is cyclical in nature and has been marked historically by global or localized overcapacity, resulting in intense competition, which is expected to continue.

The Company believes that its primary competitors for Wheeling-Pittsburgh include:

•	United States Steel Corporation, Mittal Steel USA, Inc., AK Steel Corporation and Severstal North America (domestic integrated steel producers);

•	Nucor Corporation, Steel Dynamics Inc. and Gallatin Steel Company (mini-mills);

•	Sharon Coating, LLC, United Steel Deck and Metal Sales (converters and fabricators); and

•	Other steel producers from Europe, Asia and other regions.

Domestic integrated steel producers have lost market share in recent years to domestic mini-mill producers, culminating in mini-mill production currently exceeding integrated production. Mini-mills are generally smaller-volume steel producers that melt ferrous scrap metals, their basic raw material, in electric furnaces. Mini-mills rely on less capital-intensive steel production methods, typically have certain advantages over integrated producers, such as lower capital expenditures for construction of facilities, a more variable operating cost structure, and limited ongoing capital needs to sustain operations. These mini-mills now compete with integrated producers in virtually all product lines, including flat-rolled and value added products, and since mini-mills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped.

Wheeling-Pittsburgh also faces competition from domestic and foreign integrated producers. The increased competition in commodity product markets influence integrated producers to increase product offerings to compete with Wheeling-Pittsburgh’s custom products. Additionally, as the single largest steel consuming country in the western world, the U.S. has long been a focus of steel producers in Europe and Japan. Steel producers from Korea, Taiwan, Brazil, and other large economies such as Russia and China have also recognized the U.S. as a target market.

Wheeling-Pittsburgh also competes to some extent with producers of other materials that can be used in place of steel. A number of steel substitutes, including plastics, aluminum, composites and glass, have reduced the growth of domestic steel consumption.

ESSG

The Company believes that its main competitive factors for downsteam operations include:

•	product quality;

•	price;

•	on-time delivery;

•	gauge range; and

•	metallurgical specifications.

The steel industry is a cyclical business. The cyclical nature of the largest steel consuming industries (automotive and construction) affect demand while volatility of domestic and international availability affect supply. Any significant change in any of these components can have a material effect on steel prices.

The Company believes that its primary competitors for downsteam operations include:

•	Ryerson;

•	Reliance;

•	Worthington Steel;

•	Olympic Steel;

•	Metals USA; and

•	A large number of smaller, localized service centers.

Manufacturing, Processing and Distribution

Wheeling-Pittsburgh

Wheeling-Pittsburgh operates as a hybrid producer of steel with characteristics of both a mini-mill and integrated producer, producing liquid steel with both its EAF and its BOF.

Utilizing both electric energy and oxygen injection, Wheeling-Pittsburgh’s EAF melts recycled scrap and scrap substitutes to produce liquid steel. In addition, the EAF is able to use liquid iron as a metallic input, which can be produced using Wheeling-Pittsburgh’s blast furnace, providing Wheeling-Pittsburgh with additional flexibility relating to raw materials. The continuous process also includes a scrap preheating system to reduce electric power requirements.

In Wheeling-Pittsburgh’s integrated steel making process, iron ore pellets, coke, limestone and other raw materials are consumed in the blast furnace to produce hot metal. Hot metal is further converted into liquid steel through Wheeling-Pittsburgh’s BOF process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch (heat) basis.

Heats of liquid steel are sent to the ladle metallurgy facility from both the EAF and BOF, where the temperature and chemistry of the steel are adjusted to precise tolerances. Liquid steel from the ladle metallurgy facility then is formed into slabs through the process of continuous casting. After continuous casting, slabs are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at Wheeling-Pittsburgh’s downstream operations. Finished products are normally shipped to customers in the form of coils or fabricated products. Wheeling-Pittsburgh has linked its steel making and rolling equipment with a computer based manufacturing control system to coordinate production tracking and status of customer orders.

ESSG

The structure of the steel industry is such that primary producers prefer to sell large volume amounts of standard material such as coils, sheets, plates, structurals, bars and tubes with longer lead production and delivery lead times than customers prefer. End users prefer to buy on short lead times, and smaller quantities of products that sometimes require special and specific processing. The gap between the mills and end users is satisfied by service centers such as ESSG, who provide shorter lead times than the mills and offer processing capabilities to products that are not offered by the mills.

ESSG processes and stocks hot-rolled, cold-rolled, and coated sheet steel products purchased from mill suppliers and sells the products to end users. ESSG provides processing and inventory management services to its customers to minimize their cost and maximize their purchasing efficiency. Included in these value-added processes are coil coating, galvanizing, slitting, temper rolling, leveling, embossing, flame cutting and cutting to length. In addition to these processing services, ESSG facilities also provide stocking and just-in-time delivery.

Joint Ventures and Other Equity Investments

Wheeling-Nisshin

WPSC owned a 35.7% equity interest in Wheeling-Nisshin, which was a joint venture between Nisshin Steel Co., Ltd. and WPSC. On March 13, 2008, WPSC divested its 35.7% interest in Wheeling-Nisshin Inc. for $71.4 million. In addition, the terms of the supply agreement with Wheeling-Nisshin were modified to reduce WPSC’s obligation to provide steel substrate from 9,000 short tons per week to 3,000 short tons per week. Prices are negotiated by the parties. In the event pricing is not agreed to, (i) price is derived from a weighted average of Wheeling-Nisshin’s integrated and mini-mill suppliers and (ii) WPSC’s obligation to provide steel substrate is further reduced to 2,000 short tons per week.

Shipments of steel by WPSC to Wheeling-Nisshin were approximately 303,000 tons or 12.6% of WPSC’s total tons shipped during the calendar year 2007; 409,000 tons or 17.6% of WPSC’s total tons shipped during the calendar year 2006; and 379,000 tons or 17.5% of WPSC’s total tons shipped during the calendar year 2005. WPSC derived approximately 10.3%, 14.1% and 13.9% of its net sales from sales of steel to Wheeling-Nisshin during the calendar years 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, Wheeling-Nisshin had operating income of $5.9 million, $26.8 million and $19.0 million, respectively. WPSC received dividends of $7.5 million, $10.7 million and $5.0 million from Wheeling-Nisshin during the calendar years 2007, 2006 and 2005, respectively. As of December 31, 2007, Wheeling-Nisshin had cash and investment securities totaling $38.0 million and had no outstanding indebtedness.

Ohio Coatings Company

WPSC owns a 50% voting interest and an approximately 44% equity interest in OCC, which is a joint venture among WPSC, TCC Steel (formerly Dong Yang Tinplate America Corp.), a leading South Korea-based tin plate producer, and Nittetsu Shoji America, Inc., a U.S.-based tinplate importer. TCC Steel also holds a 50% voting interest and an approximately 44% equity interest in OCC. Additionally, Nittetsu Shoji America, Inc. holds nonvoting preferred stock in OCC, which represents an approximately 11% equity interest in OCC and is subject to repurchase by OCC. OCC commenced commercial operations in January 1997.

Pursuant to a raw material supply agreement between WPSC and OCC, WPSC has the right to supply up to 230,000 net tons in any calendar year of the blackplate and cold-rolled steel requirements of OCC through 2012, subject to quality requirements and at negotiated prices based on prevailing market rates. OCC may terminate this agreement if at any time WPSC owns less than 33% of the common stock of OCC. Shipments of steel by WPSC to OCC were approximately 119,900 tons or 5.0% of WPSC’s total tons shipped during the calendar year 2007; 129,000 tons or 5.5% of WPSC’s total tons shipped during the calendar year 2006; and 207,000 tons or 9.6% of WPSC’s total tons shipped during the calendar year 2005. WPSC derived approximately 4.5%, 4.4% and 8.1% of its net sales from sales of steel to OCC during the calendar years 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, OCC had operating income of $1.9 million, $6.5 million and $7.1 million, respectively. OCC did not pay any dividends to WPSC during those periods, as OCC is currently prohibited from paying dividends under its credit agreement. At December 31, 2007, OCC had $26.3 million in outstanding indebtedness.

A shareholders’ agreement among WPSC, TCC Steel, Nittetsu Shoji America, Inc. and OCC contains certain provisions that may restrict WPSC’s ability to transfer its shares of OCC, including the following:

•	Any pledge, transfer or other distribution of shares of OCC must be previously approved by shareholders holding at least 66.67% of the voting power of the common shares of OCC; and

•

For 45 days after a shareholder receives notice from the other party that a change of control of the other party has occurred, the party receiving notice has the option to purchase all, but not less than all, of the shares owned by the other party at a price equal to $10,000 per share plus 10% interest or fair market value, whichever is higher. For purposes of the shareholders’ agreement, “change of control” for WPSC means, the transfer to persons (other than a holding company) of a majority of the capital stock of WPSC, or any transfer of substantially all of its assets.

WPSC has pledged its shares in OCC to the lenders under its term loan agreement and revolving credit facility, and to the holders of our Series A notes and Series B notes.

Pursuant to a loan agreement dated January 8, 1996, WPSC loaned OCC $16.5 million. The loan bears interest at a variable rate that currently approximates 7.3%. As of December 31, 2007, OCC owed approximately $5.4 million under the loan. Payments of principal and interest on this loan are subordinated to any indebtedness owed by OCC to its principal lenders.

Mountain State Carbon

In September 2005, WPSC and SNA Carbon entered into an Amended and Restated Limited Liability Company Agreement of MSC. MSC is a Delaware limited liability company which was formed to own and refurbish coke batteries contributed to it by WPSC and to produce and sell the coke produced by these batteries for the benefit of WPSC and SNA Carbon. WPSC and SNA Carbon concurrently executed various agreements, including management and operating agreements, pursuant to which WPSC will operate and manage MSC’s coke facilities, and various coke supply agreements.

WPSC contributed its coke-producing batteries and related facilities and assets located in Follansbee, West Virginia, and Steubenville, Ohio, which had a fair value of approximately $80.0 million and subsequently contributed an additional $39.2 million in cash to MSC in exchange for a 50% voting and non-voting capital interest in MSC. SNA Carbon contributed $120.0 million in cash to MSC in exchange for a 50% voting and non-voting capital interest in MSC. WPSC is obligated to make additional cash contributions of $0.8 million to MSC during 2008. Further capital contributions may or may not be necessary depending on the capital needs of MSC.

WPSC, SNA Carbon and MSC executed coke supply agreements under which MSC is currently obligated to sell to WPSC 50% of MSC’s total production of coke and to sell to SNA Carbon 50% of MSC’s total production of coke, allocated on a weekly basis. All coke sold to WPSC and SNA Carbon under the coke supply agreements is required to meet certain specifications. Effective July 2007, all coke sold by MSC to WPSC and to SNA Carbon is being sold at a price equal to MSC’s production cost, excluding depreciation expense.

WPSC is paid a fee and manages and operates MSC’s coke facilities using its current hourly and salaried workforce, subject to ultimate oversight by MSC’s Board of Managers, under its management and operating agreements. WPSC retained environmental obligations related to the operation and condition of the facilities prior to September 29, 2005, and has agreed to indemnify SNA Carbon and MSC against any environmental liabilities related to or arising out of the condition of the real property contributed by WPSC to MSC. MSC has agreed to indemnify WPSC and SNA Carbon against liabilities arising in connection with the management or ownership of MSC.

For the calendar years ended December 31, 2007 and 2006, MSC had an operating loss of $2.5 million and, $1.2 million, respectively, and for the period September 29, 2005 through December 31, 2005, MSC had an operating loss of $1.5 million. At December 31, 2007, MSC had cash and cash equivalents of $6.0 million and had no outstanding indebtedness.

Other Equity Investments and Joint Ventures

ESSG owns 33.3% of the outstanding common stock of Metalmax, LLC (Metalmax), a joint venture. WPSC owns 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy), 50% of the outstanding common stock of Jensen Bridge and Roofing Company, LLC (Jensen Bridge), a joint venture, and 50% of the outstanding common stock of Avalon Metal Roofing and Building Components (Avalon), a joint venture. None of these equity investments and joint ventures are material, individually, or in the aggregate.

Under generally accepted accounting principles, Metalmax, OCC, MSC, Feralloy, Jensen Bridge and Avalon are accounted for using the equity method of accounting. Wheeling-Nisshin was accounted for using the equity method of accounting prior to its disposition.

Raw Materials and Energy

Wheeling-Pittsburgh

Wheeling-Pittsburgh has long-term contracts to purchase its iron ore requirements. The iron ore price under Wheeling-Pittsburgh’s primary contract is based upon prevailing world market prices, less 3%. Wheeling- Pittsburgh’s blast furnace operations consumed approximately 1.6 million gross tons of iron ore pellets during the calendar year 2007. Iron ore prices have increased significantly over the past three years. A significant price increase for iron ore has occurred in 2008.

Wheeling-Pittsburgh purchases scrap which is used in both EAF and BOF production at prevailing market prices from a limited number of scrap suppliers. Wheeling-Pittsburgh consumed approximately 1.0 million gross tons of scrap during the calendar year 2007. Scrap prices have been volatile during the last three years, with prices ranging from $282 to $362 per gross ton during the calendar year 2007. During early 2008, scrap prices have risen dramatically and reached levels nearly double the highs of 2007.

WPSC has a 50% joint interest in MSC which supplies substantially all of Wheeling-Pittsburgh’s coke needs on an annual basis. Coke is purchased by Wheeling-Pittsburgh from MSC at cost, as defined by the joint venture agreement. During the calendar year 2007, Wheeling-Pittsburgh purchased approximately 0.6 million tons of coke from MSC for use in its blast furnace operation at a cost approximating $197 per ton, which is currently substantially below spot prices for coke.

Wheeling-Pittsburgh’s operations require significant amounts of other raw materials, including zinc and natural gas. Wheeling-Pittsburgh purchases zinc on the open market. Zinc prices have risen dramatically over the past three years, although declining in price in late 2007. Wheeling-Pittsburgh consumed approximately 0.1 million tons of zinc during the calendar year 2007. Wheeling-Pittsburgh purchases natural gas on the open market. Natural gas prices have been volatile in the past and are expected to remain volatile in future years. Wheeling-Pittsburgh consumed approximately 9.7 million MCF’s of natural gas during the calendar year 2007.

Wheeling-Pittsburgh has a long-term supply contract with a third party to supply steam and electricity from a co-generation plant located on Wheeling-Pittsburgh’s primary steelmaking site. Wheeling-Pittsburgh also purchases coke-oven gas and steam from MSC for use in its steelmaking operations. Under both of these agreements, coke-oven gas, and steam and electricity are purchased at prices stated in the contract. Wheeling-Pittsburgh purchases additional electricity needed for its steelmaking operations at current market prices.

ESSG

During 2007, ESSG purchased approximately 780,000 tons of hot-rolled, cold-rolled, and coated carbon sheet steel products from a variety of domestic and international producers. Materials are purchased and processed to meet specific customer requirements. Major suppliers of these products include Mittal Steel, U.S. Steel, Wheeling-Pittsburgh, AK Steel, CSN-Terre Haute, IN and Steel Dynamics. ESSG is able to source an adequate supply of competitively priced steel for its customer base. ESSG believes that its broad based supplier network provides it with a competitive advantage and allows it to service its customers on a continuous basis with high quality steel shipments.

Backlog

At December 31, 2007, Wheeling-Pittsburgh’s backlog orders approximated 357,000 tons as compared to 336,000 tons as of December 31, 2006. Wheeling-Pittsburgh’s backlog orders represent open orders received but not yet completed or shipped. Wheeling-Pittsburgh expects that most of its open orders as of December 31, 2007 will be shipped during the first two quarters of 2008, subject to delays based on customer requests.

ESSG, as a just-in-time supplier of steel products, does not maintain a material backlog of orders.

Other

Neither ESSG nor Wheeling-Pittsburgh conducts any company-sponsored research and development activities or hold any patents, trademarks, licenses, franchises or concessions that are critical to their business operations.

The businesses of both ESSG and Wheeling-Pittsburgh experience some degree of seasonality, with sales generally being lower during the fourth quarter of each year due to holidays and reduced activity in the building and construction industry.

Environmental Matters

Esmark and its subsidiaries (principally Wheeling-Pittsburgh), like all other steel producers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws are constantly evolving and have become increasingly stringent. Esmark and its subsidiaries are involved in a number of environmental remediation projects relating to its facilities and operations, and may in the future become involved in more remediation projects. While Esmark reserves for costs relating to such projects when the costs are probable and estimable, those reserves may need to be adjusted as new information becomes available, whether from third parties, new environmental laws or otherwise. Total accrued environmental liabilities amounted to $27.1 million at December 31, 2007. These accruals were based on all information available to Esmark and its subsidiaries. The time frame over which these liabilities will be satisfied is presently unknown. Further, Esmark and its subsidiaries consider it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $10.0 million.

The ultimate impact of complying with environmental laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Except as expressly noted above, Esmark does not anticipate any material impact on its recurring operating costs or future profitability as a result of its compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, Esmark believes that it is not competitively disadvantaged by its need to comply with these regulations.

For a further discussion of Environmental Matters, See Item 3—“Legal Proceedings”.

Employees

Wheeling-Pittsburgh

At December 31, 2007, Wheeling-Pittsburgh had approximately 3,164 employees of whom 2,524 were represented by the United Steelworkers (USW), 80 were represented by other unions, 538 were salaried employees and the remaining 22 were non-union operating employees. Wheeling-Pittsburgh is party to a collective bargaining agreement with the United Steel Workers which expires on September 1, 2008. The labor agreement includes, among other things, provisions regarding wages, health care and pension benefits, profit sharing and employee security.

ESSG

At December 31, 2007 ESSG had approximately 576 employees, of which approximately 20% were covered by collective bargaining agreements.

Cautionary Statement Concerning Forward-Looking Statements

This annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that may be identified by their use of words like “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “targets”, “can”, “could”, “may”, “should”, “would” or similar expressions and the negative, thereof, and may contain projections or other statements regarding future events or Esmark’s future financial performance that involve risks and uncertainties.

You are cautioned that these forward-looking statements are based on Esmark’s current expectations and projections about future events, and are subject to various risks and uncertainties, some of which are beyond Esmark’s control, that could cause actual results to differ materially from those projected in these forward-looking statements. In light of the risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. Esmark has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A.—“Risk Factors”.

Available Information

Esmark maintains an Internet website, http://www.esmark.com. Esmark makes available free of charge under the “Investor Relations” heading on its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after providing such information electronically to the Securities and Exchange Commission (SEC). In addition, Esmark also makes available free of charge under the “Investor Relations” heading on its website, the Company’s audit committee, compensation committee, nominating and corporate governance committee, executive committee, safety and environmental committee and finance committee charters, as well as, Esmark’s corporate governance guidelines, code of business conduct, whistleblower policy, and policy on trading of securities. You also may read and copy any materials Esmark files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, District of Columbia 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov, which contains reports, proxy information and information statements and other information regarding issuers like us, which file electronically with the SEC.

Item 1A. Risk Factors

If any of the following risks actually occurs, Esmark’s business, financial condition or results of operations could be harmed and the market price of our stock could be adversely affected. See the information under the caption “Cautionary Statement Concerning Forward-looking Statements” in Item 1.—“Business”.

Wheeling-Pittsburgh has sustained significant losses in the past and there can be no assurance that Esmark will achieve profitability on a consistent basis in the future.

There can be no assurance that Esmark will be able to achieve profitability on a consistent basis in the future. Wheeling-Pittsburgh has sought protection under Chapter 11 of the Bankruptcy Code twice since 1985, most recently in November 2000. Wheeling-Pittsburgh emerged from its most recent Chapter 11 bankruptcy reorganization as a new reporting entity on August 1, 2003. Before and during this reorganization, Wheeling-Pittsburgh incurred substantial net losses. Wheeling-Pittsburgh reported a net loss of $158.0 million for the nine months ended September 30, 2007.

In December 2006, James P. Bouchard became the Chairman and Chief Executive Officer of Wheeling-Pittsburgh, Craig T. Bouchard became the Vice Chairman and President of Wheeling-Pittsburgh and several other management changes were also made at Wheeling-Pittsburgh. Wheeling-Pittsburgh continued to report losses subsequent to these management changes. Wheeling-Pittsburgh’s management cannot assure that it will be able to improve its results of operations or obtain additional financing, if necessary.

If Wheeling-Pittsburgh and ESSG cannot achieve profitability on a consistent basis, the liquidity of Esmark may be adversely affected which could effect the ability of Esmark to continue operations

Any decrease in the availability, or increase in the cost, of raw materials and energy could materially increase the costs of Wheeling-Pittsburgh and adversely impact cash flow and liquidity.

Wheeling-Pittsburgh’s primary steel operations depend heavily on various raw materials and energy resources, including iron ore, coal used in the coke plant joint venture, scrap, steel slabs, zinc, electricity, natural gas and certain other gases. The availability of raw materials and energy resources could decrease and their prices may be volatile as a result of, among other things, changes in overall supply and demand conditions and new laws or regulations. Any disruption in the supply of the raw materials or energy resources of Wheeling-Pittsburgh may impair, at least temporarily, the ability of Wheeling-Pittsburgh to manufacture some products, or require Wheeling-Pittsburgh to pay higher prices in order to obtain these raw materials from other sources. In the event that raw material and energy costs increase, Wheeling-Pittsburgh may not be able to pass these higher costs on to customers in full or in part. Any increases in the prices for raw materials or energy resources may materially increase the costs of Wheeling-Pittsburgh, lower its earnings and adversely impact cash flow and liquidity.

Wheeling-Pittsburgh relies on a limited number of suppliers for a substantial portion of raw material needs, such as iron ore and scrap, as well as metallurgical coal for its coke plant joint venture, all of which are required to meet certain technical specifications. Any failure of these suppliers to meet the needs of Wheeling-Pittsburgh for any reason could have an adverse effect on the financial results and operating performance of Esmark.

A loss of ESSG primary suppliers, or inability to obtain sufficient amounts of necessary metal substrate on a timely basis, may lead to an inability to meet our customers’ needs thus resulting in reduced sales.

If, for any reason, ESSG’s primary suppliers of prime, excess prime and non-prime steel should curtail or discontinue their delivery of such metal substrate in the quantities needed and at prices that are competitive, ESSG’s business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. ESSG’s top 15 suppliers accounted for over 60% of ESSG’s 2007 purchases. ESSG could be significantly and adversely affected if delivery were disrupted from a major supplier. If ESSG were unable to obtain sufficient amounts of the necessary metals on a timely basis from its suppliers, it may not be able to obtain such metals from alternative sources at competitive prices to meet its delivery schedules, which could have a material adverse effect on Esmark’s sales and profitability.

The costs that ESSG pays for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect operating results, particularly if ESSG cannot pass on higher metal prices to customers.

ESSG maintains substantial inventories of metal to accommodate the short lead times and delivery requirements of its customers. ESSG’s customers typically purchase products pursuant to purchase orders and typically do not enter into long-term purchase agreements or arrangements. Accordingly, ESSG purchases metal in quantities it believes to be appropriate to satisfy the anticipated needs of its customers based on information derived from customers, market conditions, industry research and historic usage. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising prices for metal, ESSG may be negatively impacted by delays between the time of increases in the cost of metals to it and increases in the prices that ESSG charges for its products if ESSG is unable to pass these increased costs on to its customers immediately. In addition, when metal prices decline, customer demand for lower prices could result in lower sale prices for ESSG’s products and, as it uses existing inventory that it purchased at higher metal prices, lower margins. Consequently, during periods in which ESSG uses this existing inventory, the effects of changing metal prices could adversely affect its operating results.

Because Wheeling-Pittsburgh is significantly leveraged, it may not be able to successfully run its business, service debt obligations or refinance indebtedness.

Wheeling-Pittsburgh is significantly leveraged. As such, it may be difficult for Wheeling-Pittsburgh to successfully run its business and have access to borrowings for necessary capital expenditures. In addition, if Wheeling-Pittsburgh does not generate sufficient operating cash flow, it may not be able to meet its debt service obligations. As of December 31, 2007, Wheeling-Pittsburgh’s current assets totaled $434.8 million, and current liabilities totaled $722.2 million. As of December 31, 2007, the total indebtedness of Wheeling-Pittsburgh was $407.3 million. Based on total indebtedness of Wheeling-Pittsburgh as of December 31, 2007, Wheeling-Pittsburgh expects that total debt service obligations, including scheduled principal and interest payments, will approximate $196.5 million (assuming a blended interest rate of 7.5% per annum) in 2008 and that the debt service obligations of Wheeling-Pittsburgh related to variable interest rate debt will increase by $3.0 million on an annual basis for each 1.0% increase in interest rates.

Wheeling-Pittsburgh’s ability to meet ongoing debt service obligations will depend on the ability of Wheeling-Pittsburgh to successfully run the business, including the successful operation of its EAF and BOF, and a number of other factors, including factors beyond the control of Wheeling-Pittsburgh. Wheeling-Pittsburgh may not be able to generate sufficient operating cash flow to repay, when due or earlier if accelerated due to an event of default, the principal amounts outstanding under the primary credit facilities of Wheeling-Pittsburgh which have a final maturity as early as (i) fifteen days following the consummation of the proposed merger with Essar and September 30, 2008 in the case of the revolving credit facility and (ii) fifteen days following consummation of the proposed merger with Essar and June 1, 2009 in the case of the term loan. Wheeling-Pittsburgh expects that it will be required to refinance such amounts as they become due and payable; however, Wheeling-Pittsburgh may not be able to consummate such refinancing to repay the obligations or to secure a refinancing on terms satisfactory to Wheeling-Pittsburgh. If Wheeling-Pittsburgh is unable to refinance all or any significant portion of its indebtedness, Wheeling-Pittsburgh may be required to sell assets or equity interests in Wheeling-Pittsburgh or its joint ventures. However, Wheeling-Pittsburgh may not be able to sell assets or equity interests in an amount sufficient to repay the obligations of Wheeling-Pittsburgh or on terms satisfactory to Esmark. Wheeling-Pittsburgh’s leverage, together with the restrictions imposed by Wheeling-Pittsburgh’s credit agreements, may limit the ability of Esmark to obtain additional financing and to take advantage of business opportunities that may arise. In addition, this leverage increases Wheeling-Pittsburgh’s vulnerability to adverse general economic and steel industry conditions.

Wheeling-Pittsburgh may not be able to comply with its financial covenants, which may result in a default under its credit agreements.

Under the terms of Wheeling-Pittsburgh’s $225.0 million revolving credit agreement, as amended, Wheeling-Pittsburgh is required to (i) maintain a consolidated fixed charge coverage ratio of at least 1.0:1 (computed based on the four most recently completely quarters) or $50.0 million of borrowing availability at all times or (ii) maintain minimum borrowing availability of $70.0 million at all times, inclusive of the ability to access up to $60 million of excess collateral, if available, as additional borrowing availability. There are no financial covenants in the amended and restated term loan.

Wheeling-Pittsburgh’s ability to comply with the financial covenant in the revolving credit facility will depend on its future financial performance, which will be subject to prevailing economic conditions and other factors beyond the control of Wheeling-Pittsburgh. Wheeling-Pittsburgh’s failure to comply with the covenant would result in a default or an event of default, permitting the lenders to accelerate the maturity of the indebtedness under the revolving credit agreement or term loan and to foreclose upon any collateral securing the indebtedness. Wheeling-Pittsburgh has been able to obtain relief from such covenant in the past. At this time, however, there can be no assurance that Wheeling-Pittsburgh will be able to obtain such covenant relief in the future, if necessary.

In the event that additional modifications or waivers are necessary under the revolving credit agreement or term loan, and additional modifications and waivers are not obtained by Wheeling-Pittsburgh, an event of default will occur. If the event of default results in an acceleration of the revolving credit facility or term loan of Wheeling-Pittsburgh, such event would also permit the acceleration of substantially all of the other indebtedness of Wheeling-Pittsburgh and ESSG pursuant to cross-default or cross-acceleration provisions. If the indebtedness under the revolving credit facility and the other debt instruments of Wheeling-Pittsburgh or ESSG were to be accelerated, there can be no assurance that its assets would be sufficient to repay in full such indebtedness.

On April 21, 2008, the holders of a purported greater than 25% of the principal amount of Wheeling-Pittsburgh’s Series A secured notes due 2011 provided Wheeling-Pittsburgh notice of their awareness of Wheeling-Pittsburgh’s non-delivery of financial information in violation of Section 4.3(a) of the Note Indenture. Wheeling-Pittsburgh has since provided the required financial information.

ESSG may not be able to comply with its financial covenants, which may result in a default under its credit agreements.

On April 30, 2007, ESSG entered into a credit agreement to borrow up to $150.0 million through a revolving credit facility. The revolving credit facility provides for up to $25.0 million in letters of credit and is subject to a borrowing base of up to 85% of eligible accounts, as defined by the agreement, and up to 70% of the value of eligible inventory, as defined by the agreement. Borrowings are secured by substantially all of the assets of ESSG and its subsidiaries, including accounts receivables, inventories and stock of subsidiaries. ESSG’s subsidiaries are guarantors under the facility. This facility contains normal covenants and restrictions which increase once the availability under the facility is less than $5.0 million. Under the terms of the agreement, ESSG is not allowed (i) to permit its fixed charge coverage ratio calculated monthly on a building basis for 2008 and on a trailing twelve month basis thereafter, measured monthly, to be less than 1.75 to 1.00, or (ii) to permit aggregate borrowing availability under the agreement to fall below a specified minimum commencing at $5.0 million, which may increase by up to $10.0 million to $15.0 million in certain circumstances.

ESSG’s ability to comply with these financial covenants will depend on its future financial performance, which will be subject to prevailing economic conditions and other factors beyond the control of ESSG. ESSG’s failure to comply with these covenants would result in a default or an event of default, permitting the lenders to accelerate the maturity of the indebtedness under the credit agreement and to foreclose upon any collateral securing the indebtedness of ESSG.

It is an event of default under the ESSG revolving credit facility if the merger agreement contemplated to be entered into with Essar Steel Holdings Limited shall not have been duly executed by each of the parties thereto by June 23, 2008 (or in certain circumstances up to 22 days after June 23, 2008).

If the event of default results in an acceleration of the revolving credit facility or term loan of ESSG, such event would also permit the acceleration of substantially all of the other indebtedness of Wheeling-Pittsburgh and ESSG pursuant to cross-default or cross-acceleration provisions. If the indebtedness under the revolving credit facility and the other debt instruments of Wheeling-Pittsburgh and ESSG were to be accelerated, there can be no assurance that its assets would be sufficient to repay in full such indebtedness.

Restrictive covenants in debt instruments may limit both Wheeling-Pittsburgh’s and ESSG’s flexibility and ability to implement their business plans

Credit agreements of both Wheeling-Pittsburgh and ESSG contain restrictive financial and operating covenants, including, but not limited to, provisions that limit their ability to make capital expenditures, incur additional indebtedness, create liens, make investments, sell assets and enter into transactions with affiliates. In addition, Wheeling-Pittsburgh’s and ESSG’s debt instruments may not provide them with sufficient flexibility to permit them to make all necessary capital expenditures and take other measures that it believes are necessary to run their businesses effectively and to achieve their business plan objectives. If Wheeling-Pittsburgh or ESSG are unable to make necessary capital expenditures as a result of these covenants, the competitive position of Wheeling-Pittsburgh or ESSG could be adversely affected which could ultimately affect their financial performance.

The level of indebtedness and restrictions in the debt instruments of Wheeling-Pittsburgh, may limit the ability of Esmark to take certain actions, including paying any dividends and obtaining additional financing, in the future.

Wheeling-Pittsburgh is substantially leveraged. As of December 31, 2007, Wheeling-Pittsburgh had total indebtedness of $407.3 million. The substantial amount of debt that Wheeling-Pittsburgh has and that Wheeling-Pittsburgh may incur in the future could have important consequences. For example, it could:

•	limit the ability of Esmark to obtain additional financing, if needed in the future, for working capital, capital expenditures, acquisition or for other purposes;

•	increase the vulnerability of Esmark to adverse economic, industry and business conditions;

•	place Esmark at a disadvantage compared to competitors who have less debt;

•	restrict the ability of Esmark to adjust rapidly to changing market conditions;

•	cause the interest expense of Esmark to increase if interest rates were to increase relative to the portion of indebtedness, if any, that is subject to a floating rate of interest; or

•

require Esmark to dedicate a substantial portion of cash flow from operations to make principal and interest payments on debt and, accordingly, reduce funds available for the funding of operations, future business opportunities or other purposes.

The instruments governing the current indebtedness of Wheeling-Pittsburgh also contain a number of covenants and restrictions that limit Esmark’s permitted business activities. These restrictions limit Esmark’s ability to pay dividends, incur indebtedness and make capital contributions and other investments, among other things.

Restrictions in ESSG’s credit agreement may limit the ability of ESSG to take certain actions, including paying any dividends and obtaining additional financing, in the future.

The credit agreements governing the current indebtedness of ESSG contain a number of covenants that may significantly limit or prohibit ESSG’s ability to:

•	pay dividends;

•	borrow additional money;

•	make capital expenditures and other investments; and

•	merge, consolidate or dispose of assets.

The instruments governing the current indebtedness of ESSG also contain a number of covenants and restrictions that limit Esmark’s permitted business activities. These restrictions limit Esmark’s ability to pay dividends, incur indebtedness and make capital contributions and other investments, among other things.

Funds managed by Franklin Mutual Advisers, LLC own over 60% of our outstanding common stock and are in a position to control us.

Funds managed by Franklin Mutual Advisers, LLC (the FMA Stockholders) own over 60% of our outstanding common stock and are in a position to control us. The FMA Stockholders are in a position to elect our entire board of directors without the vote of any other stockholder. In addition, the FMA Stockholders, without the vote of any other stockholder, could approve a merger or other business combination transaction. Also, the FMA Stockholders are in a position to block the completion of a merger or other business combination transaction proposed by a third party that other Esmark stockholders may favor, and third parties could be discouraged from seeking to acquire control of Esmark through a tender offer or otherwise.

Esmark’s historical financial information is not comparable to our current financial information and results of operation because of our use of purchase accounting in connection with the business combination transaction completed in November 2007 between ESSG and Wheeling-Pittsburgh.

It may be difficult for you to compare both our historical and future results to our results for the fiscal year ended December 31, 2007. For financial reporting purposes, ESSG was identified as the acquiring entity and Wheeling-Pittsburgh was identified as the acquired entity relative to the combination. As a result, the consolidated financial statements of Esmark include the accounts of ESSG on an historical basis and the accounts of Wheeling-Pittsburgh from the date of acquisition, November 27, 2007, through December 31, 2007. In addition, the business combination transaction between ESSG and Wheeling-Pittsburgh was accounted for utilizing purchase accounting, which resulted in a new valuation for the assets and liabilities of Wheeling-Pittsburgh to their fair values as of November 27, 2007.

Intense competition in the steel industry and substitute materials could adversely affect the Company’s results of operations, and, ultimately, the liquidity and financial condition of the Company.

Competition within the steel industry, both domestic and worldwide, is intense and is expected to remain so in the future. Esmark competes with domestic steel producers, mini-mills, steel processors, steel service centers and foreign importers. Many of Esmark’s competitors have superior financial resources or more favorable cost structures, and we may be at a competitive disadvantage. In addition, it is also possible that competitive pressures resulting from the industry trend toward consolidation could adversely affect Esmark’s growth and profit margins. Moreover, steel products may be replaced to a certain extent by other substitute materials, such as plastic, aluminum, graphite, composites, ceramics, glass, wood and concrete. Esmark’s competitors may be successful in capturing its market share, and Esmark may be required to reduce selling prices in order to compete. Reduced selling prices could adversely impact Esmark’s results of operations and, ultimately, its liquidity and financial condition.

Increased imports from China or other countries could lower domestic steel prices and adversely affect Esmark’s profitability.

Esmark sells almost exclusively in the U.S. market. The domestic steel market is affected by factors influencing worldwide supply and demand, with excess global production generally seeking the most lucrative markets. In particular, the balance of supply and productive capacity in China may result in increased imports to the U.S. market.

Vertical integration may not be successful.

The combination of ESSG and Wheeling-Pittsburgh brings together a steel service center with a steel manufacturing company. This business model has been and is currently successfully utilized in the European steel markets, but is not common in the U.S. There is no assurance that the model will be successful in the U.S. steel market.

The integration of the businesses of ESSG and Wheeling-Pittsburgh may not be successful.

Esmark believes that the combination of Wheeling-Pittsburgh and ESSG will strengthen Wheeling-Pittsburgh’s balance sheet, improve its supply chain and expand its customer base. Achievement of these expected benefits of the combination depends in part on the successful integration of the businesses of ESSG and Wheeling-Pittsburgh in a timely and efficient manner. Some of the challenges to successful integration of these businesses include:

•	Wheeling-Pittsburgh and ESSG are separate stand-alone entities in different areas of the steel business;

•	ESSG and Wheeling-Pittsburgh have been operated, until recently, under different managements and with different operating strategies;

•	ESSG and Wheeling-Pittsburgh have different employment benefit structures; and

•	ESSG and Wheeling-Pittsburgh have different histories.

In addition, ESSG does not currently have a common information management system which is used by all of its subsidiaries and plans to implement such a system in connection with the integration of the businesses of ESSG and Wheeling-Pittsburgh. ESSG’s ability to manage inventory levels successfully depends on the efficient operation of its information management systems to track inventory information at individual facilities, communicate customer information and aggregate sales and other information. A failure to implement new systems properly could negatively impact the operations and financial results of ESSG.

If these challenges cannot be overcome, management’s ability to manage the business effectively and profitably could suffer. In addition, key employees could leave, and relationships with customers or suppliers could be disrupted in whole or in part. Moreover, the integration process itself may be costly and disruptive and may divert management’s attention from its normal operational responsibilities. As a result, failure to successfully integrate the businesses of ESSG and Wheeling-Pittsburgh on a timely basis could have a material adverse effect on Esmark’s business, operating results and financial condition.

Wheeling-Pittsburgh may be unsuccessful in increasing the production of its electric arc furnace (EAF), which would adversely affect its near-term and long-term financial performance.

Esmark’s business plan depends, in part, on the successful operation of, and an increase in production from, Wheeling-Pittsburgh’s EAF. The inability to successfully manage the operation of the EAF and to increase production at the EAF could make it difficult to implement the Company’s long-term business strategy and could have an adverse effect on its near-term and long-term financial performance.

Any decrease in the availability, or increase in the cost, of cold-rolled substrate could adversely affect Wheeling-Pittsburgh’s production or increase costs.

With the announced idling of Wheeling-Pittsburgh’s Allenport, Pennsylvania facility and as a result of management’s intention to increase overall shipping volume by diverting cold-rolled products previously provided to WCC to hot-rolled products, Wheeling-Pittsburgh’s corrugating division will need to source cold-rolled substrate material on the open market. A decrease in the availability of such material and any increase in the cost of such material could have an adverse effect on the Esmark’s profitability, liquidity and financial condition.

Wheeling-Pittsburgh has relied on a core group of significant customers for a substantial portion of its net sales, and a reduction in demand from, or an inability to pay by, this group could adversely affect the total revenue.

Although Wheeling-Pittsburgh has a large number of customers, sales to two of its customers, the Wheeling-Nisshin and OCC joint ventures, accounted for approximately 14.8 % of net sales for the calendar year ended December 31, 2007, 18.5% of net sales for the calendar year ended December 31, 2006 and 22.0% of net sales for the calendar year ended December 31, 2005. Wheeling-Pittsburgh currently expects that 2008 sales to Wheeling-Nisshin will decrease significantly and be replaced by sales of hot-rolled products. Sales to the ten largest customers, including sales to Wheeling-Nisshin and OCC, accounted for 35.8% of net sales for the calendar year ended December 31, 2007, 38.6% of net sales for the calendar year ended December 31, 2006 and 40.3% of net sale for the calendar year ended December 31, 2005. Wheeling-Pittsburgh may continue to depend upon a core group of customers for a material percentage of net sales in the future. Wheeling-Pittsburgh’s significant customers may not order steel products from Wheeling-Pittsburgh in the future or may reduce or delay the amount of steel products ordered. Any reduction or delay in orders could negatively impact the revenues of Wheeling-Pittsburgh. If one or more of Wheeling-Pittsburgh’s significant customers were to become insolvent or otherwise were unable to pay for the steel products provided, the results of operations of Esmark would be adversely affected.

Esmark may not be able to implement its business plan because it may be unable to fund the substantial ongoing capital and maintenance expenditures that the operations of Wheeling-Pittsburgh require.

Wheeling-Pittsburgh’s operations are capital intensive. Wheeling-Pittsburgh requires capital for, among other purposes, acquiring new equipment, maintaining the condition of existing equipment and maintaining compliance with environmental laws and regulations. Wheeling-Pittsburgh’s business plan provides that capital expenditures for the three-year period ending December 31, 2010 will aggregate approximately $159.3 million. Wheeling-Pittsburgh may not be able to fund its capital expenditures from operating cash flow and from the proceeds of borrowings available for capital expenditures under the combined credit facilities of Esmark. If Esmark is unable to fund its capital requirements, Wheeling-Pittsburgh may be unable to implement its business plan, and the financial performance of Wheeling-Pittsburgh and Esmark may be adversely impacted.

Esmark services industries which are highly cyclical, and any downturn in its customers’ industries could reduce Esmark’s sales and profitability.

Many of Esmark’s products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, seasonality, consumer demand and other factors beyond its control. These industries include commercial and residential construction and tubing. Any decrease in demand within one or more of these industries may be significant and may last for a considerable period of time. Any significant slowdown in one or more of these industries could have an adverse effect on the demand for metals, resulting in lower prices for Esmark’s products, which would reduce its profitability. Esmark may have difficulty increasing or maintaining its level of sales or profitability if it is not able to divert sales of its products to customers in other industries when one or more of its customers’ industries experience a decline. Esmark does not expect the cyclical nature of its industry to change.

Operating results may fluctuate depending on the season.

A portion of Esmark’s customers experience seasonal slowdowns. Esmark’s sales in the fourth quarter of each year traditionally have been and are expected to be lower than in other quarters because of a reduced number of shipping days, holiday or vacation closures and reduced construction activities on the part of some customers. Consequently, Esmark’s sales in each of the first three quarters of the year are usually expected to be higher than in the fourth quarter. As a result, analysts and investors may inaccurately estimate the effects of seasonality on Esmark’s results of operations in one or more future quarters and, consequently its operating results may fall below expectations.

Esmark’s production costs may increase and Esmark may not be able to sustain sales and earnings if Esmark fails to maintain satisfactory labor relations.

A majority of Wheeling-Pittsburgh hourly employees are covered by a collective bargaining agreement with the USW that expires on September 1, 2008 as modified. Of Wheeling-Pittsburgh’s total employees, approximately 2,604 are unionized, 2,524 of which are members of the USW. Esmark has negotiated a modification of certain terms of the collective bargaining agreement between Wheeling-Pittsburgh and the USW. This modification includes:

•	provisions to supplement the existing agreement to extend it to USW-represented employees at specified distribution and processing facilities of Esmark;

•

a revised contribution to the Wheeling-Pittsburgh Retiree Benefits Plan Trust (the “VEBA Trust”) in an annual minimum guaranteed amount of $5.0 million, plus approximately 3.5% of Esmark’s earnings before interest and taxes;

•

a revised profit sharing formula providing for contributions in an amount equal to 5% of Esmark’s quarterly earnings before interest and taxes multiplied by a fraction determined by dividing the hours worked by employees covered under the existing collective bargaining agreement by the number of employees under the extended collective bargaining agreement including employees at specified distribution and processing facilities. The amounts payable would be capped at $4 per hour per 40-hour work week. The revised formula provides for adjustments to third and fourth fiscal quarter contributions in the event of losses in the first two fiscal quarters;

•	provisions permitting more flexibility for USW organizing activities; and

•

a provision mandating that dividends and other payment in respect of Esmark’s stock may be made only if Esmark’s credit statistics are equal to or better than those of an average BBB rated company in the metals sector, using criteria published by S&P.

The modified collective bargaining agreement between Wheeling-Pittsburgh and the USW expires on September 1, 2008. If a new agreement is not approved by the members of the USW, this could have an adverse effect on the business, financial condition and results of operations of Esmark. In addition, any potential strikes or work stoppages in the future, and the resulting adverse impact on Esmark’s relationships with customers, could have a material adverse effect on the business, financial condition or results of operations of Esmark. Also, other steel producers may have or may be able to negotiate labor agreements that provide them with a competitive advantage. In addition, many mini-mill producers and certain foreign competitors and producers of comparable products do not have unionized work forces. This may place Esmark at a competitive disadvantage.

In addition, the USW has the unilateral right to veto any merger or other transaction that constitutes a change in control of Wheeling-Pittsburgh, as defined by the collective bargaining agreement, unless the party gaining such control enters into a new collective bargaining agreement with the USW as a part of the transaction. These rights of the USW could impact the ability of Esmark to complete future acquisitions or change-in-control transactions.

Additionally, ESSG employs approximately 576 employees, of which approximately 31% are covered by collective bargaining agreements. ESSG believes that it has good relations with its employees, including those covered by collective bargaining agreements.

Increases in the healthcare costs for active employees and future retirees of Wheeling-Pittsburgh may lower the earnings of Wheeling-Pittsburgh and negatively affect the competitive position of Esmark in the industry.

Wheeling-Pittsburgh maintains defined benefit retiree healthcare plans covering all active union-represented employees upon their retirement; these benefits are designed as a Medicare carve-out for Medicare-eligible retirees. Wheeling-Pittsburgh also provides medical benefits for qualified retired salaried employees until they reach the age of 65. Healthcare benefits for the active employees of Wheeling-Pittsburgh and future eligible retirees will be provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations; both methods include various cost-sharing and cost-containment features. These medical benefits will be provided for the most part based on fixed levels of benefits and coverage amounts negotiated in labor contracts with the appropriate unions. Mini-mills, foreign competitors and many producers of steel products that compete with Wheeling-Pittsburgh typically provide lesser benefits to their employees and retirees, and this difference in cost could adversely impact the competitive position of Wheeling-Pittsburgh. If the costs under Wheeling-Pittsburgh’s benefit programs for active employees and future eligible retirees exceed projections, the business, financial condition and results of operations of Esmark could be adversely affected.

A significant interruption or casualty loss at any of the Esmark’s facilities could increase production costs and reduce sales and earnings.

Esmark’s steelmaking and processing facilities may experience interruptions or major accidents and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God, terrorism, accidents and transportation interruptions. Any shutdown or interruption of a facility would reduce the production from that facility, which could substantially impair the business of Esmark. Interruptions in production capabilities will inevitably increase production costs and reduce the sales and earnings of Esmark. In addition to the revenue losses, longer-term business disruptions could result in a loss of customers. To the extent these events are not covered by insurance, revenues, margins and cash flows may be adversely impacted by events of this type.

Esmark may not be able to use existing net operating loss carryovers to reduce taxable income, which could adversely affect liquidity and cash flow.

As the result of an “ownership changes” pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), Esmark’s ability to utilize net operating loss carryovers generated by Wheeling-Pittsburgh to reduce taxable income in subsequent years will be subject to statutory limitations on an annual basis. Wheeling-Pittsburgh’s net operating loss carryover as of December 31, 2007 approximated $529.4 million. Esmark estimates that its ability to offset post-ownership change taxable income will be limited to approximately $12.8 million per year. Esmark believes that there are built-in gains inherent in the value of its assets that, when recognized, may increase this annual limitation during the five-year period from the date of the ownership changes. These annual limitations on its net operating loss carry forwards that can be used to offset post-ownership change taxable income could adversely affect Esmark’s liquidity and cash flow. Additionally, a subsequent ownership change could further limit Esmark’s ability to use its net operating losses to offset post-ownership change taxable income and could adversely affect Esmark’s liquidity and cash flow.

Esmark has a substantial amount of intangible assets, including goodwill, which may require an impairment adjustment in the future which could have a significant negative effect on the profitability of Esmark.

A substantial amount of intangible assets, including goodwill, has been recorded in connection with the combination of ESSG and Wheeling-Pittsburgh and in connection with previous acquisitions by ESSG. These intangible assets, including goodwill, are subject to assessments for impairments on a periodic basis. If an impairment is identified and an adjustment is required, it may have an adverse effect on the profitability of Esmark.

Antidumping and other duties could be imposed on Esmark, its suppliers and its products.

The imposition of an antidumping or other increased duty on any products that Esmark imports could have a material adverse effect on its financial condition. For example under United States law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the United States at less than fair value. Second, the International Trade Commission, the “ITC”, must determine that a United States industry is materially injured or threatened with material injury by reason of the imports. The ITC’s determination of injury involves a two-pronged inquiry: first, whether the industry is materially injured and second, whether the dumping, and not other factors, caused the injury. The ITC is required to analyze the volume of imports, the effect of imports on United States prices for like merchandise, and the effects the imports have on United States producers of like products, taking into account many factors, inducing lost sales, market share, profits, productivity, return on investment and utilization of production capacity.

Esmark may not be able to retain or expand its customer base if the United States manufacturing industry continues to erode.

The customer base of Esmark primarily includes customers in the United States, some of which are, or have considered, relocating production operations outside the United States or outsourcing particular functions outside the United States. Some customers have closed as they were unable to compete successfully with foreign competitors. Esmark’s facilities are located in the United States and, therefore, to the extent that Esmark’s customers relocate or move operations where we do not have a presence, Esmark could lose all or a portion of their business. Acquirers of manufacturing and industrial firms may have suppliers of choice that do not include Esmark, which could impact Esmark’s customer base and market share.

Environmental compliance and remediation costs could decrease the net cash flow, reduce the results of operations and impair the financial condition of Esmark.

Esmark’s business and ownership of real property are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws are constantly evolving and have become increasingly stringent. The ultimate impact of complying with environmental laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Esmark expects to incur substantial capital expenditures and other costs to comply with these environmental laws and regulations, particularly the Federal Clean Air Act and the Federal Resource Conservation and Recovery Act, and future developments under these or other laws could result in substantially increased capital, operating and compliance costs. Additionally, future decisions to terminate operations at any of Esmark’s facilities may result in facility closure and cleanup costs. In addition, if Esmark is unable to comply with environmental regulations, Esmark may incur fines or penalties or may be required to cease some operations.

Esmark would be involved in a number of environmental remediation projects relating to facilities and operations, and may in the future become involved in more remediation projects. While Esmark would reserve for costs relating to such projects when the costs are probable and estimable, those reserves may need to be adjusted as new information becomes available, whether from third parties, new environmental laws or otherwise.

Regulatory compliance for Esmark may be more difficult as a result of the fact that ESSG had been a private company.

Before the combination with Wheeling-Pittsburgh, the stock of ESSG was not listed on any exchange, ESSG was not a reporting company under the Exchange Act and ESSG never filed a registration statement under the Securities Act. As a result, ESSG was not required to comply with various regulatory provisions that apply to companies which have securities registered under the federal securities laws. As a part of Esmark, ESSG is subject to the regulatory provisions applicable to public companies. Thus, compliance may cause added expense for Esmark, and could cause delay of the preparation and filing of reports with the SEC and in the processing of registration statements filed with the SEC by Esmark.

Esmark’s independent public accounting firm identified a material weakness and a significant deficiency in the Company’s internal control over financial reporting as of December 31, 2007, which, if not properly remediated could result in misstatements in the financial statements in future periods.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Material Weakness

•

Inadequate current financial accounting and reporting resources: The Company’s current financial accounting and reporting resources have not been adequate to ensure accurate financial accounting and reporting. A significant number of audit adjustments were detected and recorded by the Company during the 2007 audit. Comprehensive reviews of certain account reconciliations were not completed and the Company has encountered difficulties in the timely accumulation of data required for external financial reporting. Management agrees with the finding of its public accounting firm and is in the process of addressing this weakness.

Significant Deficiency

•

Information Technology Automated Controls: A number of deficiencies exist in ESSG’s design and operating effectiveness of general computer controls which could impact and affect the reliable processing of financial information at certain ESSG computer control environments. Management agrees with the finding of its public accounting firm and is in the process of addressing this weakness.

However, if the actions, remedial policies and procedures Esmark implements are not sufficient to address the control findings, or if additional control findings or other conditions relating to internal controls are discovered in the future, Esmark may fail to meet its future reporting obligations, the financial statements may contain misstatements and operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of Esmark internal controls over financial reporting, which will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to Esmark beginning with the filing of Esmark’s Annual Report on Form 10-K for the year ended December 31, 2008. Esmark cannot guarantee that measures to remediate the existing control findings will be sufficient, nor can Esmark guarantee that additional control findings will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting. Internal control deficiencies could cause investors to lose confidence in the reported consolidated financial information or other reported financial information.

The internal control over financial reporting of Esmark and its subsidiaries has not yet been evaluated in accordance with the provisions of the Sarbanes Oxley Act of 2002, and any deficiencies in ESSG’s internal controls or disclosure controls and procedures that Esmark may find would require Esmark to spend resources to correct those deficiencies and could adversely affect market confidence in Esmark’s reported consolidated financial information.

Maintaining effective internal control over financial reporting at Esmark, including its subsidiaries, will be necessary for Esmark to produce reliable financial reports and is important in helping to prevent financial fraud. Because ESSG was a private company and Esmark is a newly formed public company, they have not been subject to the Sarbanes-Oxley Act of 2002. In addition, as a new public company, Esmark has not included in this annual report an assessment by management on the effectiveness of its internal control over financial reporting or the related report from its independent registered public accounting firm on that assessment. Esmark will continue to evaluate the strength of it’s and ESSG’s internal control over financial reporting. As an independent company, ESSG and its subsidiaries did not operate under a fully documented system for accounting and internal control over financial reporting and were not required to maintain the disclosure controls and procedures applicable to public companies. Esmark will need to confirm and document that control structure and may need to improve it. As a result of the material weakness and significant deficiency identified in Esmark’s and ESSG’s internal control over financial reporting, Esmark will be required to spend time and money to remedy those deficiencies. If Esmark is unable to correct the material weakness and significant deficiency identified by its independent public accounting firm in a timely manner, it may continue to conclude that Esmark’s disclosure controls and procedures are not effective or that these circumstances continue to constitute a material weakness in the internal control over financial reporting of Esmark. If Esmark were to reach such a conclusion, its management and independent registered public accounting firm would be unable to conclude in their reports that its internal control over financial reporting was effective. Investors could lose confidence in the reported consolidated financial information or other public disclosures as a result.

The Company’s current revolving credit facilities are due and payable no later than September 30, 2008 and the Company has received a going concern opinion in the report of its independent registered public accounting firm.

The Company’s current revolving credit facilities are due and payable no later than September 30, 2008 and its ability to refinance these obligations will be dependent on a number of factors including the Company’s ability to borrow funds from the same or alternative lenders in a difficult lending environment, the Company’s ability to forecast and generate cash flow from future operations and the Company’s ability to structure alternative transactions with third parties and if necessary, obtain proceeds from the disposition of assets, in the event the proposed transaction with Essar does not proceed . As a result, there is substantial doubt as to the ability of the Company to continue as a going concern.

The Company’s common stock is subject to potential delisting from The Nasdaq Stock Market as a result of its failure to timely file this Annual Report on Form 10-K with the SEC, and may be subject to similar delisting proceedings as a result of the failure to timely file the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

On April 24, 2008, the Company received a Nasdaq Staff Determination letter, dated April 17, 2008, indicating that, as a result of the Company’s failure to file with the Securities and Exchange Commission the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company failed to comply with Nasdaq Marketplace Rule 4310(c)(14) which requires the Company to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934, as amended. The Company received the letter for failing to timely file this Annual Report on Form 10-K for the year ended December 31, 2007. The Company requested and was granted a hearing before the hearing panel to review the Staff Determination. The Company expects to receive a similar Nasdaq Staff Determination letter for its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2008. While the Company expects the notice of delisting would be withdrawn by Nasdaq based on the filing of this Annual Report on Form 10-K and filing of the Quarterly Report on From 10-Q for the period ended March 31, 2008, there can be no assurance, if a meeting of the hearing panel is held, that the hearing panel will grant the Company’s request for continued listing.

If we are unable to continue to maintain our listing on The Nasdaq Stock Market, it may become more difficult for our stockholders to sell our stock in the public market, and the price of our common stock may be adversely affected due to the likelihood of decreased liquidity resulting from delisting. In addition, our ability to raise additional necessary capital through equity financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, we would expect decreases in institutional and other investor demand, analyst interest, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	PROPERTIES

Wheeling-Pittsburgh

Wheeling-Pittsburgh has one steel producing plant and various other finishing and fabricating facilities. Wheeling-Pittsburgh’s primary steel-producing facility is located in Mingo Junction, Ohio. This facility includes one operating blast furnace, one EAF, one BOF with two vessels, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.8 million tons, an 80-inch hot strip mill with an estimated annual hot rolling capacity of 3.4 million tons and pickling and coil finishing facilities. Wheeling-Pittsburgh’s MSC joint venture owns coke batteries in Follansbee, West Virginia that produce substantially all of Wheeling-Pittsburgh’s coke requirements. A railroad bridge over the Ohio River owned by Wheeling-Pittsburgh connects its primary steel-producing facility to the MSC joint venture facility in West Virginia. A pipeline is maintained to transfer coke oven gas and steam from the MSC joint venture facility for use as fuel in Wheeling-Pittsburgh’s primary steel-making facility. Wheeling-Pittsburgh’s primary steel-making facility produces hot-rolled products, which are either sold to third parties or shipped to other of its facilities for further processing into value-added products.

Other Plants

The following table lists Wheeling-Pittsburgh’s other principal plants and the annual capacity of the major products produced at each facility:

Locations and Operations	Capacity Tons/Year	Major Product
Allenport, Pennsylvania: Continuous pickler, tandem mill, temper mill and annealing lines	1,120,000	Cold rolled sheets
Beech Bottom, West Virginia: Paint lines	308,000	Painted steel in coil form
Martins Ferry, Ohio: Zinc coating lines	750,000	Hot-dipped galvanized sheets and coils
Yorkville, Ohio: Continuous pickler, tandem mill, temper mills and annealing lines	660,000	Blackplate and cold rolled sheets

In 2008, Wheeling-Pittsburgh intends to idle its Allenport, Pennsylvania facility and to curtail production to one galvanizing line at its Martins Ferry, Ohio facility, reducing production capacities as noted above.

All of the above facilities are owned by Wheeling-Pittsburgh and are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.

Wheeling-Pittsburgh also owns or leases fabricated products facilities at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Gary, Indiana; Emporia, Virginia; Grand Junction, Colorado; Palmetto, Florida; and Fallon, Nevada. Wheeling-Pittsburgh also maintains regional sales offices in Chicago, Illinois and Pittsburgh, Pennsylvania and its corporate headquarters is located in Wheeling, West Virginia.

All of Wheeling-Pittsburgh’s property and equipment are subject to liens granted pursuant to its plan of reorganization, as described in Item 7 of this Annual Report on Form 10-K—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ESSG

ESSG is headquartered near Chicago, Illinois and consists principally of an electrogalvanizing facility, and eight service centers that distribute and provide just-in-time value-added steel products.

The following table lists ESSG’s principal facilities and locations:

Locations and Operations	Square Footage	Major Product
Electric Coating Technologies LLC;
East Chicago, IN	160,000	Electro-galvanized products
Electric Coating Technologies LLC;
Bridgeview, IL	136,000	Electro-galvanized products
Service centers:
Sun Steel Company LLC: Chicago Heights, IL	170,000	Cold-rolled and coated products
Century Steel LLC; Chicago Heights, IL	220,000	Cold-rolled, hot-rolled and coated products
U.S. Metals & Supply Co.; St. Louis, MO	160,000	Cold-rolled and coated products
Miami Valley Steel Service, Inc.; Piqua, OH	320,000	Hot-rolled, cold-rolled and coated products
North American Steel Ltd.; Homewood, IL and Youngstown, OH	—	Painted and coated products
Premier Resource Group LLC; North Aurora, IL	—	Painted, cold-rolled and coated products
Independent Steel Company: Valley City, OH	160,000	Cold-rolled, hot-rolled and coated products
Great Western Steel Company LLC; Chicago, IL	140,000	Cold-rolled, hot-rolled and coated products

All of the above facilities are owned by ESSG except for the facilities of Electric Coating Technologies, Electric Coating Technologies Bridgeview, Premier Resource Group and North American Steel. The facilities are regularly maintained in good operating condition. However, continuous capital and maintenance expenditures are required to maintain these facilities in order to remain competitive.

On January 29, 2008, ESSG experienced a fire at its Electric Coating Technologies LLC leased facility in Bridgeview, IL. The facility incurred substantial damage that has made it currently unusable.

Item 3.	LEGAL PROCEEDINGS

In addition to the items discussed below, from time to time Esmark becomes involved in various lawsuits incidental to its business. While Esmark cannot predict the outcome of any lawsuit, claim or proceeding, management does not believe that the disposition of any pending matters is likely to have a material adverse effect on Esmark’s financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on the results of operations for that period.

Breach of Contract

In April 2005, Wheeling-Pittsburgh filed a lawsuit in Brooke County, West Virginia Circuit Court against Massey Energy Company (Massey) and its subsidiary, Central West Virginia Energy Company (CWVEC), seeking substantial monetary damages for breach of a metallurgical coal supply contract between Wheeling-Pittsburgh and CWVEC. On July 2, 2007, a jury awarded Wheeling-Pittsburgh and Mountain State Carbon, LLC, its coke plant joint venture and co-plaintiff, $119.85 million in compensatory damages and $100.00 million in punitive damages against Massey and CWVEC. By order dated August 2, 2007, the trial judge affirmed the jury’s award with respect to punitive damages and awarded pre-judgment interest totaling approximately $24.05 million. On September 4, 2007, the trial judge denied Massey’s and CWVEC’s motion for a new trial and all other post-trial motions. The court also granted judgment on a certain counterclaim by Massey, the value of which with pre-judgment interest totaled approximately $4.55 million. Massey and CWVEC have appealed this verdict to the West Virginia Supreme Court of Appeals. The final outcome cannot be determined until all appeals are concluded. We are unable to predict at this time when the determination of a final amount will occur or when, or if, we will receive payment on the award.

On June 6, 2007, Herman Strauss, Inc. (Strauss) commenced an arbitration proceeding against Wheeling-Pittsburgh arising out of the termination, in the first quarter of 2007, of three agreements dated April 8, 2004, between Wheeling-Pittsburgh and Strauss relating to the supply and processing of steel scrap by Strauss. That termination arose out of the failure to resolve several issues, including workplace safety practices, billing issues and other significant matters, relating to Strauss’ performance under those agreements. Strauss alleges damages of approximately $18.4 million associated with the dispute and termination of the agreements. In Wheeling-Pittsburgh’s responsive filing, Wheeling-Pittsburgh asserted substantial claims arising out of Strauss’ performance and practices under the agreements. In a related proceeding, on June 7, 2007 Strauss filed a complaint against ESSG in the U.S. District Court for the Northern District of West Virginia alleging tortious interference with contractual relations related to the termination of the scrap agreements. Strauss has asserted damages of approximately $18.4 million in connection with such claims. On May 9, 2008, ESSG reached a settlement with Strauss in satisfaction of all outstanding claims under the suit and Wheeling-Pittsburgh reached a settlement with Strauss on all claims in the arbitration with the exception of two specific billing issues which the parties continue to discuss.

On June 7, 2007, Metal Management, Inc. (MMI) filed a complaint against Wheeling-Pittsburgh in the Supreme Court of the State of New York alleging breach of contract relating to a series of purchase orders issued by Wheeling-Pittsburgh to MMI for steel scrap. That same day and in the same court, MMI filed a notice for summary judgment in lieu of a complaint against ESSG related to the guarantee of certain obligations of Wheeling-Pittsburgh. The litigation was in response to WPSC rejection of certain scrap deliveries from MMI stemming from non-conforming quality issues. In the litigation, MMI alleged a right for payment of $28.2 million for all past and future deliveries of scrap under purchase orders issued by Wheeling-Pittsburgh. On March 25, 2008, Esmark reached a settlement with MMI regarding the dispute, agreeing to pay all unpaid amounts owing to MMI for scrap consumed plus settlement costs.

As a result of the settlements with Strauss and MMI, Wheeling-Pittsburgh accrued $9.2 million in its opening balance sheet as of the date of merger.

In March of 2007, a subsidiary of ESSG, USM Realty LLC (USM Realty), received letters from CORTEX West Redevelopment Corporation (CORTEX) notifying USM Realty that CORTEX intends to acquire in its entirety the real property owned by USM Realty and located at 311 S. Sarah St., St. Louis, Missouri. CORTEX and USM Realty were subsequently unable to reach an agreement on a sale price for the subject property. On June 7, 2007, CORTEX filed a petition for condemnation with the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis) seeking to acquire the subject property by eminent domain for redevelopment pursuant to a redevelopment plan approved by the City of St. Louis. On February 11, 2008, the court ruled on the petition in favor of CORTEX. We filed an appeal of this ruling on February 26, 2008 and were subsequently granted a stay of the court proceedings pending the outcome of our appeal. In the event that we do not ultimately prevail, CORTEX will be required to pay USM Realty fair market value for the subject property as determined by the court, based on appraisals.

On May 8, 2008, ArcelorMittal announced that it filed a suit against Esmark and an affiliate in the Supreme Court of New York seeking in excess of $540.0 million in connection with Esmark’s and its affilate’s alleged breach of an August 1, 2007 contract to purchase the Sparrows Point steel manufacturing facility from ArcelorMittal for $1.35 billion. The Company believes that the suit is without merit and will vigorously defend the action.

Environmental Matters

Wheeling-Pittsburgh emerged from bankruptcy effective August 1, 2003. Prior to confirmation of Wheeling-Pittsburgh’s plan of reorganization effective August 1, 2003, Wheeling-Pittsburgh settled all pre-petition environmental claims made by state (Ohio, West Virginia, Pennsylvania) and Federal (U.S. Environmental Protection Agency (USEPA)) environmental regulatory agencies. Consequently, Wheeling-Pittsburgh believes that it has settled and/or discharged environmental liability for any known Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund) sites, pre-petition stipulated penalties related to active consent decrees, or other pre-petition regulatory enforcement actions.

Wheeling-Pittsburgh estimates that demands for stipulated penalties and fines for post-petition events and activities through December 31, 2007 could total up to $3.7 million, which has been fully reserved by Wheeling-Pittsburgh. These claims arise from instances in which Wheeling-Pittsburgh allegedly exceeded post-petition consent decree terms, including: (a) $2.3 million related to a January 30, 1996 USEPA consent decree for the

Wheeling-Pittsburgh’s coke oven gas desulphurization facility contributed to Mountain State Carbon, LLC; (b) $0.6 million related to a July 1991 USEPA consent decree for water discharges into the Ohio River; (c) $0.1 million related to a September 20, 1999 Ohio EPA consent decree for Wheeling-Pittsburgh’s coke oven gas desulphurization facility contributed to Mountain State Carbon, LLC; and (d) $0.7 million related to a 1992 USEPA consent order for other water discharges issues. Wheeling-Pittsburgh may have defenses to certain of these exceedances.

In September 2000, Wheeling-Pittsburgh entered into a consent order with the West Virginia Department of Environmental Protection wherein Wheeling-Pittsburgh agreed to remove tar and contaminated sediments from the bed of the Ohio River. Wheeling-Pittsburgh estimates the cost of removal of the remaining contaminated sediments to be $1.0 million at December 31, 2007, which has been fully reserved. Wheeling-Pittsburgh currently expects this work to be substantially complete by the end of 2008.

Wheeling-Pittsburgh is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. The USEPA approved Wheeling-Pittsburgh’s investigation work plan and field activities were completed in 2004. Wheeling-Pittsburgh submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on its current estimate of the range of the possible cost to remediate, Wheeling-Pittsburgh has reserved $11.8 million for such remediation measures.

Wheeling-Pittsburgh also accrued $0.5 million related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility contributed to MSC.

In July 2005, Wheeling-Pittsburgh identified a possible environmental liability relative to the potential for migration of subsurface oil from historical operations at its Allenport, Pennsylvania production facility into waters in the Commonwealth of Pennsylvania. A remediation plan was developed in 2005 and a revised remediation plan was submitted to the Commonwealth of Pennsylvania during the third quarter of 2006. An estimated expenditure of $1.8 million is expected to be made during 2008 to address this environmental liability, which has been fully reserved by Wheeling-Pittsburgh. Additionally, Wheeling-Pittsburgh accrued $0.8 million in costs to take appropriate remediation measures in connection with the idling of its Allenport, Pennsylvania facility.

In late 2007, Wheeling-Pittsburgh applied for entry into a voluntary brownfield program with the Ohio EPA under which it agreed to remediate certain areas at all of its Ohio production facilities. Wheeling-Pittsburgh accrued $7.5 million for such remediation measures. Recently, the Ohio EPA questioned whether the voluntary program may be used. An enforceable agreed order may be necessary or the USEPA may become involved.

ESSG is currently preparing a submittal to the Illinois Environmental Protection Agency pertaining to a list of potential site contamination issues developed by a third-party. ESSG currently does not have enough information to determine whether there is a reasonable possibility that a loss has been incurred. ESSG will review the need to accrue for additional environmental liabilities as new information becomes available.

Total accrued environmental liabilities amounted to $27.1 million at December 31, 2007. This accrual was based on all information available to Esmark. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time-frame over which these liabilities will be satisfied is presently unknown. Further, Esmark considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $10 million.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of Esmark Incorporated in the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Esmark was incorporated on March 9, 2007 under the name of Clayton Acquisition Corporation. Clayton Acquisition Corporation was incorporated for the sole purpose of effecting the merger of ESSG (f/k/a Esmark Incorporated), a privately-held corporation, and Wheeling-Pittsburgh, a public company. Immediately following the merger, Clayton Acquisition Corporation changed its name to Esmark Incorporated and Esmark Incorporated changed its name to Esmark Steel Service Group, Inc. (ESSG). As a result of the merger transaction, ESSG and Wheeling-Pittsburgh became wholly-owned subsidiaries of Esmark.

On November 27, 2007, Esmark issued 17,499,972 shares of its common stock and a nominal amount of cash in lieu of fractional shares in exchange for 100% of the outstanding common stock and 100% of the outstanding preferred stock of ESSG. Also on November 27, 2007, Esmark issued 15,374,105 shares of its common stock in exchange for 100% of the outstanding common stock of Wheeling-Pittsburgh and issued 3,432,292 shares of its common stock in satisfaction of $68 million of Wheeling-Pittsburgh’s outstanding convertible debt, plus accrued and unpaid interest.

Esmark Incorporated common stock is traded on the Nasdaq Stock Market, Inc. Exchange (NASDAQ) under the symbol “ESMK.” Esmark Incorporated’s common stock was available for public trading with the opening of trading on November 28, 2007.

The following table presents, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ:

Year ended December 31, 2007:	High	Low
November 28, 2007 through December 31, 2007	$20.04	$9.00

As of May 13, 2008, Esmark had 39,506,720 shares of common stock outstanding and 2,155 stockholders of record.

On April 24, 2008, the Company received a Nasdaq Staff Determination letter, dated April 17, 2008, indicating that, as a result of the Company’s failure to file with the Securities and Exchange Commission the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company failed to comply with Nasdaq Marketplace Rule 4310(c)(14) which requires the Company to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934, as amended. The Company received the letter for failing to timely file this Annual Report on Form 10-K for the year ended December 31, 2007. The Company requested and was granted a hearing before the hearing panel to review the Staff Determination. The Company expects to receive a similar Nasdaq Staff Determination letter for its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2008. While the Company expects the notice of delisting would be withdrawn by Nasdaq based on the filing of this Annual Report on Form 10-K and filing of the Quarterly Report on From 10-Q for the period ended March 31, 2008, there can be no assurance, if a meeting of the hearing panel is held, that the hearing panel will grant the Company’s request for continued listing.

Dividend policy

Esmark currently intends to retain earnings for the continued development and expansion of its business. In addition, the terms of Esmark’s credit agreements and indentures impose restrictions and limitations on the payment of dividends and the making of other distributions in respect of its common stock. Pursuant to the terms of Esmark’s credit agreements, it is prohibited from directly or indirectly declaring or paying any dividend or making any other distribution on its common stock (other than dividends payable solely in common stock). Similarly, pursuant to the terms of the indentures governing Wheeling-Pittsburgh’s Series A and Series B notes, Esmark is prohibited from declaring or paying any dividend or making any other distribution on its common stock (other than dividends and distributions payable in common stock). In the absence of such restrictions or limitations, the payment of any dividends will be at the discretion of Esmark’s Board of Directors.

Recent Sales of Unregistered Equity Securities

On January 28, 2008, Esmark issued 77,320 shares of common stock to Raymond James & Associates, Inc. (Raymond James) to satisfy a $1,500,000 financial services fee due to Raymond James for acting as the exclusive introducing agent in connection with the combination of Wheeling-Pittsburgh and ESSG. The number of shares was determined using the closing price of Wheeling-Pittsburgh common stock on November 27, 2007, which was $19.40 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding shares authorized for issuance under equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warants and rights (1) (b)	Number of shares available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity compensation plans approved by security holders	367,091	$2.07	3,185,615
Equity compensation plans not approved by security holders	—	—	—

Total	367,091	$2.07	3,185,615

(1)	Weighted average computed based on 40,578 stock options outstanding at a weighted average exercise price of $18.74 per share and 326,513 stock unit service and performance awards outstanding subject to vesting at no additional cost.

Under the terms of Esmark’s 2007 Incentive Compensation Plan and under the terms of Wheeling-Pittsburgh’s 2003 Management Stock Incentive Plan, Esmark has reserved 3,200,000 and 352,706 shares of its common stock, respectively, for issuance. At December 31, 2007, 40,578 options to acquire shares of common stock were outstanding under these plans at a weighted average exercise price of $18.74 per share. At December 31, 2007, 300,292 stock unit service awards were outstanding under these plans which will vest, subject to forfeiture based solely on service, in amounts equal to 271,959 and 28,333 in 2008 and 2009, respectively. At December 31, 2007, 26,221 stock unit performance awards were outstanding under these plans which will vest, subject to forfeiture based on a combination of service and stock performance, in 2009.

Stockholder Return Performance Graph

The following performance graph compares the total stockholder return of an investment in Esmark’s common stock to that of the NASDAQ Stock Market (U.S Companies) Index (the NASDAQ U.S. Index) and S&P 500 Steel Index for the period commencing November 28, 2007, the date on which Esmark’s common stock was first publicly traded, and ending on December 31, 2007. The graph assumes an initial investment of $100 on November 28, 2007, in each of the Esmark’s common stock, the NASDAQ U.S. Index and the S&P 500 Steel Index, and that all dividends were reinvested. No cash dividends have been declared or paid on Esmark’s common stock. The historical information set forth below is not necessarily indicative of future performance. Esmark does not make or endorse any predictions as to future stock performance.

The material in this graph is not “solicitation material”, is not deemed filed with the SEC, and is not incorporated by reference in any filing of Esmark under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

	11/28/07	11/30/07	12/31/07
Esmark Incorporated	$100.00	$100.83	$73.44
NASDAQ U.S. Index	$100.00	$99.93	$99.58
S&P 500 Steel Index	$100.00	$104.42	$109.24

The closing price of Esmark’s common stock on the NASDAQ Stock Market on December 31, 2007 was $14.13 per share.

Item 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for the years ended December 31, 2007, 2006 and 2005 have been derived from Esmark’s audited consolidated financial statements included in this report. The financial data for the two months ended December 31, 2004 and for the ten months ended November 8, 2004 and for the year ended December 31, 2003 have been derived from audited financial statements that are not included in this report. All of the selected historical consolidated financial data should be read in conjunction with Esmark’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and Esmark’s consolidated financial statements and the accompanying notes and other information included in this report.

					Predecessor Company
	2007	Year Ended December 31, 2006	2005	Two Months Ended December 31, 2004	Ten Months Ended November 8, 2004 (1)	Year Ended December 31, 2003 (2)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$825,562	$577,982	$412,817	$18,591	$107,524	$51,122
Cost of sales, excluding depreciation and amortization expense	750,579	508,733	370,331	15,839	86,679	49,400
Depreciation and amortization expense	15,126	9,623	8,816	420	270	—
Impairment of intangibles	9,700	6,532	—	—	—	—
Selling, general and administrative expense	51,709	43,960	24,668	1,789	8,435	2,889

Operating income (loss)	(1,552)	9,134	9,002	543	12,140	(1,167)
Interest expense	(8,382)	(2,656)	(1,400)	—	(1,072)	34
Other income	430	578	399	193	227	81

Income (loss) before taxes	(9,504)	7,056	8,001	736	11,295	(1,052)
Tax provision (benefit)	1,125	3,669	3,288	116	—	—

Income (loss) before minority interest	(10,629)	3,387	4,713	620	11,295	(1,052)
Minority interest	1,605	142	—	—	(72)	—

Net income (loss)	$(9,024)	$3,529	$4,713	$620	$11,223	$(1,052)

Earnings (loss) per share:
Net income (loss)	$(9,024)	$3,529	$4,713	$620	$11,223	$(1,052)
Less preferred dividends	(12,743)	(58,723)	(15,234)	(1,670)	—	—

Loss available to common stockholders	$(21,767)	$(55,194)	$(10,521)	$(1,050)	$11,223	$(1,052)

Basic	$(2.15)	$(9.71)	$(2.63)	$(0.34)	N/A	N/A
Fully diluted	$(2.15)	$(9.71)	$(2.63)	$(16.95)	N/A	N/A
Average basic shares outstanding (3)	10,139	5,685	4,005	3,058	N/A	N/A
Average diluted shares outstanding (3)	10,139	5,685	4,005	3,058	N/A	N/A
Other Data:
Cash flow from operations	$(13,870)	$(26,738)	$36,754	$(6,905)	$3,367	$5,821
Capital expenditures	$3,623	$987	$1,167	$146	$883	$91
Cash dividends per common share (3)	$0.65	$0.63	$0.20	$—	N/A	N/A
Cash dividends per preferred share	$74.09	$91.62	$100.53	$14.52	N/A	N/A
Balance Sheet Data:
Working capital	$(166,172)	$120,594	$74,310	$60,633	$10,016	$15,453
Total assets	$1,669,050	$345,766	$264,148	$171,440	$41,340	$19,444
Long-term debt, including capital lease obligations	$260,705	$1,375	$1,859	$—	$—	$380
Temporary equity	$—	$170,518	$166,757	$109,757	$—	$—
Shareholders’ equity	$638,418	$72,364	$33,298	$29,950	$13,961	$16,227

(1)	Esmark LLC as predecessor to Esmark Incorporated.
(2)	M.S. Kaplan Company (d.b.s. Sun Steel Company) as precedessor to Esmark LLC.
(3)	Adjusted to reflect the merger exchange ratio of 49.3874 relative to the number of shares of common stock outstanding for the years ended December 31, 2006, 2005 and 2004 (see Note 9 to the consolidated financial statements).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 8 of this Annual Report on Form 10-K.

This discussion contains forward-looking statements that involve numerous risks and uncertainties. Esmark’s actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth In Item 1A.—“Risk Factors” and elsewhere in this report.

OVERVIEW

On November 27, 2007, Esmark consummated the business combination transaction in which Wheeling-Pittsburgh and ESSG became wholly-owned subsidiaries of Esmark. For financial reporting purposes, ESSG was identified as the acquiring entity and Wheeling-Pittsburgh was identified as the acquired entity relative to the combination. As a result, the consolidated financial statements of Esmark include the accounts of ESSG on an historical basis and the accounts of Wheeling-Pittsburgh from the date of acquisition, November 27, 2007, through December 31, 2007.

Esmark

Esmark, a holding company, owns 100% of the outstanding common stock of its two operating subsidiaries, ESSG and Wheeling-Pittsburgh.

Wheeling-Pittsburgh

Wheeling-Pittsburgh, a holding company, produces steel and steel products using both integrated and electric arc furnace technology, through its principal operating subsidiary, WPSC. Wheeling-Pittsburgh’s operations include one operating blast furnace, one electric arc furnace (EAF), one basic oxygen furnace (BOF) with two vessels, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.8 million tons, an 80-inch hot strip mill with an estimated annual hot rolling capacity of 3.4 million tons and pickling and coil finishing facilities. Wheeling-Pittsburgh shipped 2.4 million tons of steel during the calendar year 2007.

Wheeling-Pittsburgh produces flat rolled steel products for converters and processors and steel service centers, and for the construction, container and agriculture markets. Wheeling-Pittsburgh’s product offerings are focused predominantly on higher value-added finished steel products such as cold-rolled products, coated products and fabricated products. Wheeling-Pittsburgh also produces and sells hot-rolled steel products, which represent the least processed of its product offerings.

Wheeling Corrugating Company (WCC), an operating division of WPSC, manufactures fabricated steel products primarily for the construction and agricultural markets. WCC products represented 21.5% of Wheeling-Pittsburgh’s steel tonnage shipped during the calendar year 2007.

WPSC has ownership interests in two significant joint ventures. WPSC owns 50.0% of the outstanding common stock of Ohio Coatings Company (OCC) and owns a 50% joint venture interest in Mountain State Carbon, LLC (MSC). In 2007, WPSC owned 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin) which was sold in March 2008. WPSC sells steel products to Wheeling-Nisshin and OCC, which, in total, accounted for approximately 17.6% of WPSC’s steel tonnage shipped during the calendar year 2007 and 14.8% of WPSC’s net sales for the calendar year 2007. MSC produces and supplies substantially all of the coke needs of WPSC, approximating 0.6 million tons annually, at a price equal to MSC’s cost of production, as defined by the joint venture agreement.

ESSG

ESSG is a Midwestern steel services company that is engaged in the processing and distribution of metals and other materials, including just-in-time delivery of value-added steel products (hot-rolled, cold-rolled, hot-dipped galvanized, electrogalvanized and pre-paint) to approximately 2,000 core customers located in the Midwest United States. ESSG was founded in 2003 by James P. Bouchard and Craig T. Bouchard. ESSG has acquired a number of steel companies since it was formed in 2003. The majority of ESSG’s customers are end-users in a wide range of diverse markets including construction, automotive, appliance, shelving and agriculture.

ESSG operates through its ten subsidiaries which have major locations in Illinois, Indiana, Ohio, and Missouri. ESSG has over [1.5] million square feet of facilities. Each subsidiary is operated on a stand-alone basis with coordination of marketing, sales, purchasing and accounting through ESSG’s executive team.

Recent Developments

On April 30, 2008, the Company agreed to the material terms of a proposed tender offer and merger with Essar Steel Holdings Limited (Essar) for the purchase of all of the outstanding common stock of Esmark for $17.00 per share. The Company also entered into a binding commitment with Essar for a $110.0 million term loan, the proceeds of which were used to refinance the Company’s outstanding term loan and to provide additional liquidity to the Company. This proposed tender offer is subject to an approximate 52-day “right to bid” period as set forth in the collective bargaining agreement with the USW which may or may not result in a competing bid or offer from another concern. If the proposed merger with Essar is terminated under certain circumstances, the Company would be required to pay Essar a termination fee of $20.5 million. On May 16, 2008, the USW publicly announced a demand that Esmark repudiate the Essar agreements and asserted their belief that such agreements with Essar are in direct violation of the Company’s collective bargaining agreement with the USW. The Company believes that it is in compliance with the collective bargaining agreement, including the “right to bid” provision.

On May 6, 2008, Wheeling-Pittsburgh’s term loan agreement, which was scheduled to mature on July 1, 2008, was amended and restated when Essar assumed the remaining $79.0 million outstanding principal amount of the loans under the agreement. The term loan maturity date was extended to the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. Additionally, applicable margins for loans under the agreement were decreased to the three-month LIBOR rate plus 0.50% per annum payable quarterly, and the federal and State of West Virginia guarantees under the agreement were terminated in their entirety. The agreement requires that the loans be prepaid after a change in control of Esmark not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 6, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of Esmark, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the ESSG term loan agreement) of Esmark common stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan.

In a non-binding proposal dated May 20, 2008, OAO Severstal (Severstal) offered to acquire all of the outstanding common stock of the Company for $17.00 per share. Severstal also stated that they are prepared to enter into interim liquidity substitute financing arrangements upon entering into a mutually acceptable definitive merger agreement. Severstal represented that they have entered into an agreement that satisfies the successorship clause of the Company’s collective bargaining agreement and that the USW informed them that it will waive its right to bid provisions in the collective bargaining agreement with respect to the Severstal proposal.

Wheeling-Pittsburgh’s revolving credit agreement was amended or otherwise modified on January 31, 2008, February 15, 2008. February 29, 2008, March 28, 2008, April 18, 2008, April 30, 2008 and May 5, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of Wheeling-Pittsburgh’s amended and restated term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008, (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by eliminating the inventory collateral cap under the agreement and increasing access to excess collateral, if available, as additional borrowing availability from $30.0 million to $60.0 million, offset by an increase in the minimum availability requirement from $50.0 million to $70.0 million, (iv) permit the sale of Wheeling-Pittsburgh’s equity interest in its joint venture, Wheeling-Nisshin, Inc., and use such net proceeds to prepay outstanding debt under Wheeling-Pittsburgh’s term loan agreement, and (v) extend the required delivery date of Esmark Incorporated’s audited financial statements for fiscal year 2007 and its unaudited financial statements for the first quarter of fiscal 2008 to May 31, 2008.

On May 2, 2008, ESSG entered into a $31 million term loan facility with Essar. Proceeds of the loan were loaned to Esmark, which contributed the funds to Wheeling-Pittsburgh, which were in turn contributed to WPSC in order to enhance liquidity. The loans under the ESSG agreement mature on the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. The term loans bear interest at the three-month LIBOR rate plus 0.50% per annum payable quarterly. The agreement requires that the loans be prepaid after a change in control of Esmark not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 2, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of Esmark, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the Wheeling-Pittsburgh term loan agreement) of Esmark common stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan. The loans under the agreement are guaranteed by Esmark and ESSG’s subsidiaries, and are secured by substantially all of the assets of ESSG and its subsidiaries.

ESSG’s revolving credit agreement was amended on January 31, 2008, February 15, 2008, February 29, 2008 and May 2, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of ESSG’s term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008 (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by decreasing minimum availability required under the agreement from $20.0 million to $5.0 million (which may increase by up to $10 million over time to up to $15 million, based on the occurrence of certain events), (iv) introduce a stand alone fixed charge coverage ratio effective for measurement periods as defined in the agreement, (v) provide for a potential event of default if the proposed merger agreement with Essar is not executed within 52 days, and up to 74 days under conditions as defined in the amendment dated May 2, 2008, and (vi) require ESSG to loan or dividend the $31 million in proceeds from the ESSG term loan to Esmark, allow Esmark to make a capital contribution to Wheeling-Pittsburgh and Wheeling-Pittsburgh to make a capital contribution to WPSC in order to enhance liquidity.

On January 29, 2008, ESSG experienced a fire at its Electric Coating Technologies—Bridgeview (ECT-Bridgeview) location. ECT-Bridgeview operates a non-automotive electro-galvanizing line in a 136,000 square foot facility located in Bridgeview, IL. The facility incurred substantial damage that has made it currently unusable. Insurance coverage includes real and personal property as well as business interruption. ECT-Bridgeview customers continue to receive service from Electric Coating Technologies, LLC, a sister company operating a similar electro-galvanizing line in East Chicago, IN.

On March 13, 2008, WPSC divested its 35.7% interest in Wheeling-Nisshin Inc. for $71.4 million. In addition, the terms of the supply agreement with Wheeling-Nisshin were modified to reduce WPSC’s obligation to provide 9,000 short tons per week to 3,000 short tons per week. Prices are negotiated by the parties. In the event pricing is not agreed to, (i) price is derived from a weighted average of Wheeling-Nisshin’s integrated and mini-mill suppliers and (ii) WPSC’s obligation to provide steel substrate is further reduced to 2,000 short tons per week.

On March 31, 2008, Wheeling-Pittsburgh announced the idling of mill operations at its Allenport facility along with the curtailment of production to one galvanizing line at its Martins Ferry operations. Cold-rolled products previously produced at Allenport will be diverted to hot-rolled product shipments. The estimated cost of indefinitely idling the Allenport facility and the curtailment at the Martins Ferry facility totaled $42.1 million

On May 8, 2008, ArcelorMittal announced that it filed a suit against Esmark and an affiliate in the Supreme Court of New York seeking in excess of $540.0 million in connection with Esmark’s and its affiliate’s alleged breach of an August 1, 2007 contract to purchase the Sparrows Point steel manufacturing facility from ArcelorMittal for $1.35 billion. The Company believes that the suit is without merit and will vigorously defend the action.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities at the balance sheet date and the reported revenues and expenses for the period. Our judgments and estimates are based on both historical experience and our expectations for the future. As a result, actual results may differ materially from current expectations.

We believe that the following are the more significant judgments and estimates used in the preparation of the financial statements.

Pension Benefits

Wheeling-Pittsburgh maintains a qualified supplemental defined benefit pension plan for all salaried employees employed as of January 31, 1998, which provides a guaranteed minimum benefit based on years of service and compensation that supplements the benefit provided under Wheeling-Pittsburgh’s defined contribution plan. Certain hourly employees who elected to retire under a job buyout program are also covered under this plan. Because benefits provided by this plan will be paid in the future over what could be many years, Wheeling-Pittsburgh estimates the accrued liability at each year-end balance sheet date using actuarial methods. The two most significant assumptions used in determining the liability under this plan are the discount rate and the expected return on plan assets.

The discount rate applied to Wheeling-Pittsburgh’s pension benefit obligation is based on high quality bond rates and the expected payout period of the pension benefit obligation. The discount rate used to measure the benefit obligation at December 31, 2007 was 6.25%. Wheeling-Pittsburgh’s management believes this rate to be appropriate based on the demographics of the employee group covered under the plan. A 1% increase in the discount rate would decrease the pension benefit obligation by approximately $0.5 million and a 1% decrease in the discount rate would increase the pension benefit obligation by approximately $0.5 million. A 1% increase in the discount rate would increase periodic pension benefit costs by approximately $0.1 million annually and a 1% decrease in the discount rate would decrease periodic pension benefit costs by approximately $0.1 million annually.

Wheeling-Pittsburgh has assumed an expected return on plan assets of 7.5% at December 31, 2007. A 1% increase in the expected return on plan assets would decrease periodic pension benefit costs by approximately $0.1 million annually and a 1% decrease in the expected return on plan assets would increase periodic pension benefit costs by approximately $0.1 million annually.

Other Postretirement Benefits (OPEB)

The traditional medical and life insurance benefits that were provided to past hourly retirees were terminated effective October 1, 2003. Pursuant to Wheeling-Pittsburgh’s labor agreement, which was entered into in connection with Wheeling-Pittsburgh’s plan of reorganization, past retirees will receive medical and life insurance benefits funded through a Voluntary Employee Beneficiary Association or VEBA trust. Future retirees under the labor agreement will be covered by a medical and life insurance program similar to the programs available to active employees. All retirees and their surviving spouses shall be required to make monthly contributions for medical and prescription drug coverage, which, in the case of those retirees covered under the VEBA trust, are made directly to the trust. Because these benefits provided by Wheeling-Pittsburgh will be paid in the future over what could be many years, Wheeling-Pittsburgh estimates the accrued liability at each year-end balance sheet date using actuarial methods. The two most significant assumptions used in determining the liability are the projected medical cost trend rate and the discount rate.

Wheeling-Pittsburgh estimates the escalation trend in medical costs based on historical rate experience in its plans and through consultation with health care specialists. Wheeling-Pittsburgh has assumed an initial escalation rate of 10.0% in 2008. This rate is assumed to decrease gradually to an ultimate rate of 5.0% in 2015 and remain at that level for all future years. The health care cost trend rate assumption has a significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate would increase the postretirement benefit obligation by approximately $0.4 million and a 1% decrease in the health care cost trend rate would decrease the postretirement benefit obligation by approximately $0.2 million. A 1% increase in the health care cost trend rate would increase periodic post-retirement benefit costs by approximately $0.1 million annually and a 1% decrease in the health care cost trend rate would increase periodic post-retirement benefit costs by approximately $0.1 million annually.

The discount rate applied to Wheeling-Pittsburgh’s OPEB obligations is based on high quality bond rates and the expected payout period of our OPEB obligations. The discount rate used to measure our OPEB obligation at December 31, 2007 was 5.8%. Wheeling-Pittsburgh’s management believes this rate to be appropriate based on the demographics of the employee group covered under the plan, which does not include hourly employees who retired prior to October 1, 2003. A 1% increase in the discount rate would decrease the postretirement benefit obligation by approximately $9.6 million and a 1% decrease in the discount rate would increase the postretirement benefit obligation by approximately $11.2 million. A 1% increase in the discount rate would increase periodic post-retirement benefit costs by approximately $0.2 million annually and a 1% decrease in the discount rate would decrease periodic post-retirement benefit costs by approximately $0.2 million annually.

Asset impairments

Esmark periodically evaluates property, plant and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is determined based on an estimate of the expected future undiscounted cash flows of the assets. If the carrying value of the assets exceeds the undiscounted cash flows of the assets, an impairment loss is recognized. The impairment loss is measured as the excess of the carrying value of the assets over the fair value of the assets. Fair value is estimated using discounted future cash flows and, if available, comparable market values. Esmark’s asset impairment evaluations are performed at each reporting unit level, which represents the lowest level of independent cash flows. Undiscounted cash flows are based on longer-term projections that consider projected market conditions and the performance and ultimate use of the assets. If future demand and market conditions are less favorable than those projected by management, or if the probability of disposition of the assets differs from that previously estimated by management, asset impairments may be required.

Esmark reviews goodwill and other intangible assets not subject to amortization for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These assets are reviewed for impairment using a two-step approach. In the first step, these assets are tested for impairment by estimating the fair values of the reporting unit principally using a discounted cash flow model. If the carrying amount of the reporting unit exceeds fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of these assets is estimated as the fair value of the reporting unit less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of these assets exceeds their implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of these assets.

Deferred taxes

Full realization of net deferred tax assets is largely dependent on Esmark’s ability to generate future taxable income. Esmark records a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. On August 1, 2003, upon emergence from bankruptcy, Wheeling-Pittsburgh recorded a full valuation allowance against its net deferred tax assets due to the uncertainties surrounding realization as a result of the bankruptcy and its ability to generate future taxable income. Wheeling-Pittsburgh generated additional deferred tax assets since that time, which consisted principally of net operating losses, which have also been fully reserved. Additionally, as the result of an “ownership changes” pursuant to Section 382 of the Internal Revenue Code, Esmark’s ability to utilize Wheeling-Pittsburgh’s net operating loss carryovers to reduce taxable income in subsequent years will be subject to statutory limitations on an annual basis. As operations continue, Esmark will be required to periodically reevaluate these deferred tax assets in light of actual and projected operating results.

Environmental and legal contingencies

Esmark provides for remediation costs, environmental penalties and legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. Esmark regularly monitors the progress of environmental remediation and legal contingencies, and revises the amounts recorded in the period in which changes in estimate occur.

RESULTS OF OPERATIONS

General

The following includes the results of operations of ESSG for the years ended December 31, 2007, 2006 and 2005 and includes the results of operations of Wheeling-Pittsburgh for the period from November 27, 2007 through December 31, 2007. Additionally, during 2006 and 2005, ESSG made five acquisitions which had a significant effect on the results of operations of ESSG for these periods.

Year ended December 31, 2007 versus year ended December 31, 2006

Net sales for 2007 totaled $825.6 million as compared to $578.0 million for 2006. Tons sold in 2007 amounted to 1,058,872 as compared to 662,488 tons in 2006. The average selling price per ton in 2007 amounted to $780 as compared to $872 per ton in 2006. The increase in net sales principally resulted from an increase in volume, offset by a decrease in the average selling price per ton. The increase in volume resulted principally from the acquisition of Wheeling-Pittsburgh in November 2007. The decrease in the average selling price per ton resulted principally from a lower priced mix as a result of the including net sales of Wheeling-Pittsburgh subsequent to the merger.

Cost of sales for 2007 amounted to $750.6 million as compared to $508.7 million for 2006. The average cost per ton sold for 2007 amounted to $709 as compared to $768 for 2006. Cost of sales for 2007 increased principally as a result of an increase in volume, partially offset by lower substrate costs. The increase in volume resulted principally from the acquisition of Wheeling-Pittsburgh in November 2007.

Depreciation and amortization expense for 2007 amounted to $15.1 million as compared to $9.6 million in 2006. Depreciation expense increased by $3.9 million as the result of the acquisition of Wheeling-Pittsburgh in November 2007 and by $1.1 million related to additional amortization expense of customer relationships and non-compete agreements.

Impairment of goodwill and customer relationships for 2007 amounted to $9.7 million as compared to $6.5 million in 2006. The impairment charge for 2007 principally related to the impairment of goodwill at ESSG’s Sun Steel operating unit.

Selling, general and administrative expenses for 2007 amounted to $51.7 as compared to $44.0 million in 2006. Selling, general and administrative expenses increased by $5.7 million as the result of the acquisition of Wheeling-Pittsburgh in November 2007. Selling, general and administrative expenses also increased as the result of costs incurred related to unsuccessful acquisition efforts in 2007.

Interest expense for 2007 amounted to $8.4 million as compared to $2.7 million in 2006. Interest expense increased as a result of an increase in borrowings under the Company’s revolving credit facilities and as a result of the acquisition of Wheeling-Pittsburgh in November 2007.

Other income for 2007 amounted to $0.4 million in 2007 as compared to other income of $0.6 million in 2006.

Income tax expense for 2007 amounted to $1.1 million as compared to $3.7 million in 2006. For 2007, income tax expense was affected by non-deductible meals, entertainment and a non-deductible impairment loss and a change in the valuation allowance for deferred taxes.

Minority income for 2007 amounted to $1.6 million as compared to $0.1 million in 2006. Minority income is attributable to ESSG’s minority interest held in Great Western.

Year ended December 31, 2006 versus year ended December 31, 2005

Net sales for 2006 totaled $578.0 million as compared to $412.8 million for 2005. Tons sold in 2006 amounted to 662,488 as compared to 504,184 tons in 2005. The average selling price per ton in 2006 amounted to $872 as compared to $819 per ton in 2005. The increase in net sales was impacted by approximately $50.9 million principally as a result of acquisitions made in 2006. Additionally, net sales was impacted by approximately $52.5 million as a result of including twelve months of activity in 2006 related to a 2005 acquisition as compared to including seven months of activity for this acquisition in 2005.

Cost of sales for 2006 amounted to $508.7 million as compared to $370.3 million for 2005. Average material costs per ton were $768 per ton in 2006 as compared to $734 in 2005. Direct and indirect processing costs per ton amounted to $48 per ton in 2006 as compared to $46 per ton in 2005. Cost of sales also increased as a result of acquisitions made in 2006 and 2005.

Depreciation and amortization expense for 2006 amounted to $9.6 million as compared to $8.8 million in 2005.

Impairment of goodwill and customer relationships for 2006 amounted to $6.5 million, of which $3.2 million related to goodwill and $3.3 million related to customer relationships. These impairment charges were related to the ESSG’s Sun Steel operating unit which was acquired in 2004.

Selling, general and administrative expenses for 2006 amounted to $44.0 as compared to $24.7 million in 2005. Selling, general and administrative expenses increased by approximately $9.3 million as the result of recent acquisitions. Other significant increases in selling, general and administrative expense include approximately $4.7 million in executive bonuses paid, approximately $1.2 million in other bonuses paid, and approximately $0.7 million in stock grants issued under a three-year earn-out agreement related to an acquisition.

Interest expense for 2006 amounted to $2.7 million as compared to $1.4 million in 2005. Interest expense increased as a result of an increase in borrowings on the revolving credit facility from an average monthly balance of $33.9 million in 2006 as compared to $25.0 million in 2005.

Other income for 2006 amounted to $0.6 million in 2006 as compared to $0.4 million in 2005. Income tax expense for 2006 amounted to $3.7 million as compared to $3.3 million in 2005. The effective tax rate in 2006 was 51.0% as compared to 41.1% in 2005. For 2006, approximately 8.1% of the effective tax rate related to non-deductible meals and entertainment and a $1.5 million non-deductible impairment loss.

Beginning in December 2006, a portion of the net income or loss of Great Western was reportable as income or loss from a minority interest. Minority income for 2006 amounted to $0.1 million.

Segment Information

Mill Operations (Wheeling-Pittsburgh)

Wheeling-Pittsburgh, produces flat-rolled steel products, including hot rolled, cold rolled and coated steel products and produces fabricated steel products, including roll-formed corrugated roofing, roof deck, form deck, floor deck, bridgeform and other products. Flat rolled steel products are sold to converters and processors and steel service centers, and to customers in the construction, agriculture, highway and container markets, substantially all of which are located in the United States. All of Wheeling-Pittsburgh’s operating assets are located in the United States. Esmark acquired Wheeling-Pittsburgh on November 27, 2007 as a result of the combination discussed above.

Information relative to WCC, an operating division of WPSC, is included above in the mill operations segment for 2007. Discrete financial information relative to WCC has not been historically developed and provided to the chief operating decision maker of WPSC upon which to make performance evaluations and resource allocation decisions. In January 2008, Esmark announced its intentions to begin developing and providing such information for WCC to Esmark’s chief operating decision maker. When this occurs, it is anticipated that information relative to WCC will be included in the downstream operations segment.

Period from November 27, 2007 through December 31, 2007

Net sales for the period from November 27, 2007 through December 31, 2007 totaled $161.0 million. Net sales for this period included intersegment sales of $1.9 million. Tons sold during this period totaled 240,011, resulting in an average selling price per ton of $671.

Cost of sales for the period from November 27, 2007 through December 31, 2007 totaled $149.7 million. Cost of sales per ton for this period was $633.

Depreciation expense for the period from November 27, 2007 through December 31, 2007 totaled $3.9 million.

Selling general and administrative expense for the period from November 27, 2007 through December 31, 2007 totaled $5.7 million.

Interest expense for the period from November 27, 2007 through December 31, 2007 totaled $2.5 million on average borrowings of $409.7 million.

Other losses for the period from November 27, 2007 through December 31, 2007 totaled $0.7 million, comprised principally of equity losses from affiliates.

The provision for income taxes totaled $0.1 for the period from November 27, 2007 through December 31, 2007.

Downstream Operations (ESSG)

ESSG processes and distributes flat-rolled steel products, including hot-rolled, cold-rolled, hot-dipped galvanized, electrogalvanized and pre-painted steel products to end-user customers in the construction, automotive, appliance, shelving and agriculture markets, the majority of which are located in the Midwestern portion of the United States. All of ESSG’s operating assets are located in the United States.

Year ended December 31, 2007 versus year ended December 31, 2006

Net sales for 2007 totaled $680.3 million as compared to $578.0 million for 2006. Net sales for 2007 included intersegment sales of $13.8 million. Tons sold in 2007 amounted to 851,244 as compared to 662,488 tons in 2006. The average selling price per ton in 2007 amounted to $800 as compared to $873 per ton in 2006. Net sales increased principally due to an increase in tons sold, offset by a decrease in the average selling price of steel. Approximately 119,000 of the increase in tons sold in 2007 resulted from the purchase and resale of steel slabs during the year.

Cost of sales for 2007 amounted to $616.6 million as compared to $508.7 million for 2006. Average material costs per ton were $724 per ton in 2007 as compared to $768 in 2006. Direct and indirect processing costs per ton amounted to $50 per ton in 2007 as compared to $48 per ton in 2006. Cost of sales increased principally as a result of an increase in sales volume, partially offset by a decrease in material and production costs.

Depreciation and amortization expense for 2007 amounted to $11.2 million as compared to $9.6 million in 2006. Amortization expense associated with customer relationships and non-compete agreements increased by $1.1 in 2007 as compared to 2006.

Impairment of goodwill and customer relationships for 2007 amounted to $9.7 million as compared to $6.5 million in 2006. The impairment charge for 2007 principally related to the impairment of goodwill at ESSG’s Sun Steel operating unit.

Selling, general and administrative expenses for 2007 amounted to $45.2 million as compared to $44.0 million in 2006. Selling, general and administrative expenses increased principally due to costs incurred related to unsuccessful acquisition efforts in 2007.

Interest expense for 2007 amounted to $5.9 million as compared to $2.7 million in 2006. Interest expense increased as a result of an increase in borrowings on the revolving credit facility from an average monthly balance of $51.9 million in 2007 as compared to $33.9 million in 2006 and $1.5 million in fees incurred to refinance and amend the revolving credit facility.

Other income for 2007 amounted to $0.4 million as compared to $0.6 million in 2006.

Income tax expense for 2007 amounted to $1.2 million as compared to $3.7 million in 2006. For 2007, income tax expense was affected by non-deductible meals and entertainment and a non-deductible impairment loss.

Minority income for 2007 amounted to $1.6 million as compared to $0.1 million in 2006. Minority income is attributable to a minority interest held in Great Western which was acquired in December 2006.

Year ended December 31, 2006 versus year ended December 31, 2005

Net sales for 2006 totaled $578.0 million as compared to $412.8 million for 2005. Tons sold in 2006 amounted to 662,488 as compared to 504,184 tons in 2005. The average selling price per ton in 2006 amounted to $872 as compared to $819 per ton in 2005. The increase in net sales was impacted by approximately $50.9 million principally as a result of acquisitions made in 2006. Additionally, net sales was impacted by approximately $52.5 million as a result of including twelve months of activity in 2006 related to a 2005 acquisition as compared to including seven months of activity for this acquisition in 2005.

Cost of sales for 2006 amounted to $508.7 million as compared to $370.3 million for 2005. Average material costs per ton were $768 per ton in 2006 as compared to $734 in 2005. Direct and indirect processing costs per ton amounted to $48 per ton in 2006 as compared to $46 per ton in 2005. Cost of sales also increased as a result of acquisitions made in 2006 and 2005.

Depreciation and amortization expense for 2006 amounted to $9.6 million as compared to $8.8 million in 2005.

Impairment of goodwill and customer relationships for 2006 amounted to $6.5 million, of which $3.2 million related to goodwill and $3.3 million related to customer relationships. These impairment charges were related to ESSG’s Sun Steel operating unit which was acquired in 2004.

Selling, general and administrative expenses for 2006 amounted to $44.0 million as compared to $24.7 million in 2005. Selling, general and administrative expenses increased by approximately $9.3 million as the result of recent acquisitions. Other significant increases in selling, general and administrative expense include approximately $4.7 million in executive bonuses paid, approximately $1.2 million in other bonuses paid, and approximately $0.7 million in stock grants issued under a three-year earn-out agreement related to an acquisition.

Interest expense for 2006 amounted to $2.7 million as compared to $1.4 million in 2005. Interest expense increased as a result of an increase in borrowings on the revolving credit facility from an average monthly balance of $33.9 million in 2006 as compared to $25.0 million in 2005.

Other income for 2006 amounted to $0.6 million as compared to $0.4 million in 2005.

Income tax expense for 2006 amounted to $3.7 million as compared to $3.3 million in 2005. The effective tax rate in 2006 was 51.0% as compared to 41.1% in 2005. For 2006, approximately 8.1% of the effective tax rate related to non-deductible meals and entertainment and a $1.5 million non-deductible impairment loss.

Beginning in December 2006, a portion of the net income or loss after tax of Great Western was reportable as income or loss from a minority interest. Minority income for 2006 amounted to $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operating Activities

During 2007, Esmark used $13.9 million in operating activities. Changes in working capital used $34.3 million and the net loss used $9.0 million in cash flow, respectively. Non-cash items, principally depreciation and amortization expense, impairment charges, interest paid-in-kind and equity losses in affiliates provided $29.4 million in cash flow, respectively. Working capital changed principally due to a decrease in inventory and a decrease in accounts payable. Inventory decreased as a result in a reduction in inventory volumes, a portion of which was due to high sales volume for Wheeling-Pittsburgh in the month of December 2007.

During 2006, Esmark used $26.7 million in operating activities. Changes in working capital, principally increases in accounts receivable and inventory, used $48.5 million in cash flow. Net income provided $3.5 million and non-cash items, principally depreciation and amortization expense and impairment charges, provided $18.3 million in cash flow, respectively. Accounts receivable increased principally due to an increase in credit sales and inventory increased principally due to acquisitions made in 2006.

During 2005, Esmark’s operating activities provided $36.8 million in cash flow. Net income provided $4.7 million and non-cash items, principally depreciation and amortization expense, provided $8.4 million in cash flow, respectively. Changes in working capital, principally a decrease in inventory, provided $23.7 million in cash flow.

Cash Flow from Investing Activities

During 2007, Esmark used $12.4 million in investing activities. Capital expenditures, net of sales proceeds, used $3.5 million in cash flow. Other investing activities used $8.9 million in cash flow.

During 2006, Esmark used $34.7 million in investing activities. Acquisitions, net of cash, used $31.6 million, the purchase of marketable securities and intangible assets used $2.2 million and capital expenditures, net of sales proceeds, used $0.9 million in cash flow, respectively.

During 2005, Esmark used $94.5 million in investing activities. Acquisitions, net of cash, used $93.4 million and capital expenditures, net of sales proceeds, used $1.1 million in cash flow, respectively.

Cash Flow from Financing Activities

During 2007, Esmark generated $36.5 million from financing activities. Net borrowings, including book overdrafts, generated $5.1 million in cash flow. The issuance and repurchase of common stock generated $50.0 million in cash flow. Dividend payments used $18.6 million in cash flow.

During 2006, Esmark generated $58.4 million from financing activities. Net borrowings under the revolving credit facility provided $25.3 million and the net proceeds from the issuance of common stock provided $50.0 million in cash flow, respectively. Dividend payments used $16.4 million and repayment of long-term debt used $0.5 million in cash flow, respectively.

During 2005, Esmark generated $64.4 million from financing activities. Net borrowings under the revolving credit facility provided $21.1 million and the net proceeds from the issuance of common stock and preferred stock provided $57.2 million in cash flow, respectively. Dividend payments used $13.4 million and repayment of long-term debt and credit fees used $0.5 million in cash flow, respectively.

Liquidity and Capital Resources

Wheeling-Pittsburgh

Wheeling-Pittsburgh’s liquidity is provided under its amended and restated $225.0 million revolving credit facility. On December 31, 2007, Wheeling-Pittsburgh had liquidity and capital resources of $57.3 million, consisting of cash and cash equivalents of $8.8 million and $48.5 million of availability under its revolving credit facility. At December 31, 2007, $143.0 million was outstanding under Wheeling-Pittsburgh’s revolving credit agreement and Wheeling-Pittsburgh had outstanding letters of credit of $23.5 million. At April 30, 2008, borrowing availability was $48.9 million and, immediately after giving effect to the new term loan provided by Essar to ESSG, Wheeling-Pittsburgh’s borrowing availability was $79.9 million (see “$31 Million Term Loan”).

Under the terms of its amended and restated revolving credit facility, Wheeling-Pittsburgh is obligated to meet a consolidated fixed charge coverage ratio of 1.0:1 (computed based on the four most recently completed calendar quarters). If Wheeling-Pittsburgh meets the consolidated fixed charge coverage ratio at the end of the preceding quarter, it is not required to maintain any amount of minimum borrowing availability during the succeeding quarter. If Wheeling-Pittsburgh fails to meet the consolidated fixed charge coverage ratio at the end of the preceding quarter, it is required to maintain minimum borrowing availability of $50.0 million at all times during the succeeding quarter.

Alternatively, effective with an amendment to the amended and restated revolving credit facility dated February 29, 2008, Wheeling-Pittsburgh may be in compliance with this financial covenant if it maintains minimum borrowing availability of $70.0 million at all times, inclusive of the ability to access up to $60 million of excess collateral, as defined under the facility and if available, as additional borrowing availability. This alternative way of complying with its financial covenants permits Wheeling-Pittsburgh to access up to $10.0 million of additional borrowing availability, under the amended and restated revolving credit facility, if excess collateral is available. As of December 31, 2007, Wheeling-Pittsburgh failed to meet the consolidated fixed charge coverage ratio of 1.0:1. However, Wheeling-Pittsburgh was in compliance with the financial covenant under its amended and restated revolving credit facility as of December 31, 2007 as a result of maintaining minimum borrowing availability of $50.0 million which was applicable as of that date.

Wheeling-Pittsburgh had no financial covenant under its term loan agreement in effect as of December 31, 2007.

If an event of default results in the acceleration of Wheeling-Pittsburgh’s amended and restated revolving credit agreement or its term loan agreement, as amended, such event will also permit the acceleration of substantially all of Wheeling-Pittsburgh’s and ESSG’s other indebtedness pursuant to cross-default or cross-acceleration provisions.

ESSG

ESSG’s liquidity is provided under its $150.0 million revolving credit facility. On December 31, 2007, ESSG had liquidity and capital resources of $24.5 million, consisting of cash and cash equivalents of $11.2 million and $13.3 million of availability under its revolving credit facility. At December 31, 2007, $65.4 million was outstanding under ESSG’s revolving credit agreement. No letters of credit were outstanding. At April 30, 2008, borrowing availability was $28.3 million.

ESSG’s revolving credit facility, as amended, contains customary affirmative and negative covenants and restrictions which increase once borrowing availability under the facility is less than $5.0 million. As of December 31, 2007, ESSG was also required to maintain a minimum fixed charge coverage ratio of 1.10:1 if borrowing availability under the facility is less than $20.0 million. ESSG was in compliance with these covenants and restrictions as of December 31, 2007. Effective with the amendment to the revolving credit facility dated May 2, 2008, ESSG is required at all times to maintain $5.0 million of availability. This minimum availability reserve may increase by up to $10.0 million over time to $15.0 million, based on the occurrence of certain events. Effective with such amendment, ESSG is also required to maintain a minimum fixed charge coverage ratio of not less than 1.75:1 for measurement periods as defined in the agreement.

If an event of default results in the acceleration of ESSG’s revolving credit agreement or its term loan agreement, such event will also permit the acceleration of substantially all of Wheeling-Pittsburgh’s and ESSG’s other indebtedness pursuant to cross-default or cross-acceleration provisions

The terms of Wheeling-Pittsburgh’s and ESSG’s revolving credit facilities and other significant debt obligations are discussed more fully below.

Wheeling-Pittsburgh

$79 Million Term Loan Agreement

In August 2003, WPSC, a wholly-owned subsidiary of Wheeling-Pittsburgh, entered into a $250.0 million senior secured term loan agreement due August 1, 2014 with a bank group led by Royal Bank of Canada as administrative agent, which was guaranteed, in part, by the Emergency Steel Loan Guarantee Board (Loan Board) and the West Virginia Housing Development Fund.

On May 6, 2008, Wheeling-Pittsburgh amended and restated its term loan agreement, which was scheduled to mature on July 1, 2008, when Essar assumed the remaining $79.0 million outstanding principal amount of the loans under the agreement. The term loan maturity date was extended to the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. Additionally, applicable margins for loans under the agreement were decreased to the three-month LIBOR rate plus 0.50% per annum payable quarterly, and the federal and State of West Virginia guarantees under the agreement were terminated in their entirety. The agreement requires that the loans be prepaid after a change in control of Esmark not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 6, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of Esmark, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the ESSG term loan agreement) of Esmark Common Stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan.

Interest on borrowings as of December 31, 2007 was calculated based on the LIBOR rate plus 1.34% per annum. The blended rate of interest was approximately 6.5% at December 31, 2007. At December 31, 2007 and the date of this filing, $149.9 million and $79.0 million, respectively, were outstanding under the term loan.

$225 Million Revolving Credit Facility

In July 2005, Wheeling-Pittsburgh entered into an amended and restated revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation .

Under the terms of its amended and restated revolving credit facility, Wheeling-Pittsburgh is obligated to meet a consolidated fixed charge coverage ratio of 1.0:1 (computed based on the four most recently completed calendar quarters). If Wheeling-Pittsburgh meets the consolidated fixed charge coverage ratio at the end of the preceding quarter, it is not required to maintain any amount of minimum borrowing availability during the succeeding quarter. If Wheeling-Pittsburgh fails to meet the consolidated fixed charge coverage ratio at the end of the preceding quarter, it is required to maintain minimum borrowing availability of $50.0 million at all times during the succeeding quarter.

Alternatively, effective with an amendment to the revolving credit facility dated February 29, 2008, Wheeling-Pittsburgh may be in compliance with this financial covenant if it maintains minimum borrowing availability of $70.0 million at all times, inclusive of the ability to access up to $60 million of excess collateral, as defined under the facility and if available, as additional borrowing availability. This alternative way of complying with its financial covenants permits Wheeling-Pittsburgh to access up to $10 million of additional borrowing availability, under the amended and restated revolving credit agreement, if excess collateral is available. As of December 31, 2007, Wheeling-Pittsburgh failed to meet the consolidated fixed charge coverage ratio of 1.0:1. However, Wheeling-Pittsburgh was in compliance with the financial covenant under its amended and restated revolving credit facility as of December 31, 2007 as a result of maintaining minimum borrowing availability of $50.0 million, which was applicable as of that date.

Wheeling-Pittsburgh’s revolving credit agreement was amended on January 31, 2008, February 15, 2008, February 29, 2008, March 28, 2008, April 18, 2008, April 30, 2008 and May 5, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of Wheeling-Pittsburgh’s amended and restated term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008, (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by eliminating the inventory collateral cap under the agreement and increasing access to excess collateral, if available, as additional borrowing availability from $30.0 million to $60.0 million, offset by an increase in the minimum availability requirement from $50.0 million to $70.0 million, (iv) permit the sale of Wheeling-Pittsburgh’s equity interest in its joint venture, Wheeling-Nisshin, Inc., and use such net proceeds to prepay outstanding debt under Wheeling-Pittsburgh’s term loan agreement, and (v) extend the required delivery date of Esmark Incorporated’s audited financial statements for fiscal year 2007 and its unaudited financial statements for the first quarter of fiscal 2008 to May 31, 2008.

At December 31, 2007, interest on borrowings was calculated based on either LIBOR or the prime rate using spreads based on facility borrowing availability as defined in the agreement. Subsequent to December 31, 2007, the rates have been fixed at the prime rate plus 1.5% per annum and LIBOR plus 2.75% per annum. The blended rate of interest was approximately 7.4%% at December 31, 2007. At December 31, 2007, $143.0 million was outstanding under our revolving credit agreement, and Wheeling-Pittsburgh had outstanding letters of credit of $23.5 million. At April 30, 2008, $148.3 million was outstanding under our revolving credit agreement, and Wheeling-Pittsburgh had outstanding letters of credit of $17.9 million.

$40 Million Series A Notes

In August 2003, WPSC issued Series A secured notes in the aggregate principal amount of $40.0 million in settlement of claims under its bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, Wheeling-Pittsburgh, WP Steel Venture Corporation and The Bank of New York Mellon, the successor trustee to J. P. Morgan Trust Company, National Association and Bank One, N.A., respectively. The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or if applicable proceeds from the sale of its Wheeling-Nisshin, Inc. and Ohio Coatings Company joint venture interests, no payment of principal shall be required until such notes become due. Effective March 13, 2008, WPSC sold its equity interest in its Wheeling-Nisshin joint venture, which proceeds were required to be used in entirety to prepay the balance outstanding under WPSC’s term loan. The Series A notes bear interest at a rate of 5% per annum until August 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from OCC to WPSC are not adequate to pay all of the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. OCC is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to WPSC, subject to certain limitations set forth in its credit agreement and its subordination agreement. WPSC is subject to, and is currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in OCC, and payments of dividends and distributions.

On April 21, 2008, the holders of a purported greater than 25% of the principal amount of Wheeling-Pittsburgh’s Series A secured notes due 2011 provided Wheeling-Pittsburgh notice of their awareness of Wheeling-Pittsburgh’s non-delivery of financial information in violation of Section 4.3(a) of the Note Indenture. Wheeling-Pittsburgh has since provided the required financial information.

$20 Million Series B Notes

In August 2003, WPSC issued Series B secured notes in the aggregate principal amount of $20.0 million in settlement of claims under its bankruptcy proceedings. The Series B notes were issued under an indenture among WPSC, Wheeling-Pittsburgh, WP Steel Venture Corporation and The Bank of New York Mellon, the successor trustee to J. P. Morgan Trust Company, National Association, and Bank One, N.A., respectively. The Series B notes mature on August 1, 2010 and have no fixed amortization, meaning that no payment of principal shall be required until such notes become due. The Series B notes bear interest at a rate of 6% per annum to the extent interest is paid in cash. In the event that WPSC is not in compliance with the terms of the term loan agreement, the revolving credit facility or the Series A notes or WPSC’s excess cash flow (as defined in the Series B indenture) is insufficient to cover any or all interest payments then due under the Series B notes, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series B notes. WPSC is subject to, and is currently in compliance with, various covenants under the Series B note indenture, which are substantially similar to many of those contained in the Series A note indenture.

$10 Million Unsecured Note

In August 2003, WPSC issued an unsecured note in the aggregate principal amount of $10.0 million to WHX Corporation. In July 2004, the WHX note was sold by WHX to a third party. The unsecured note bears interest at 6% per annum, matures in 2011 and has no fixed amortization, meaning that no payment of principal shall be required until such note becomes due. If cash interest is not paid, WPSC must pay payment-in-kind interest. Such note is subordinated in right of payment to our credit agreements, the Series A notes and the Series B notes.

ESSG

$31 Million Term Loan

On May 2, 2008, ESSG entered into a $31.0 million term loan facility with Essar. Proceeds of the loan were loaned to Esmark, which contributed the funds to Wheeling-Pittsburgh, which were in turn contributed to WPSC in order to enhance liquidity. The loans under the ESSG agreement mature on the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. The term loans bear interest at the three-month LIBOR rate plus 0.50% per annum payable quarterly. The agreement requires that the loans be prepaid after a change in control of Esmark not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 2, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of Esmark, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the Wheeling-Pittsburgh term loan agreement) of Esmark Common Stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan. The loans under the agreement are guaranteed by Esmark and ESSG’s subsidiaries, and are secured by substantially all of the assets of ESSG and its subsidiaries.

$150 Million Revolving Credit Facility

On April 30, 2007, ESSG entered into a new $150.0 million revolving credit facility, which was used to repay a former facility. This revolving credit facility provides for up to $25.0 million in letters of credit and is subject to a borrowing base of up to 85% of eligible accounts, as defined by the agreement, and up to 70% of the value of eligible inventory, as defined by the agreement. Borrowings are secured by substantially all of the assets of ESSG and its subsidiaries, including accounts receivable, inventories and stock of subsidiaries. Esmark and ESSG’s subsidiaries are guarantors under the facility.

This facility contains customary affirmative and negative covenants and restrictions which increase once borrowing availability under the facility is less than $5.0 million. As of December 31, 2007, ESSG was also required to maintain a minimum fixed charge coverage ratio of 1.10:1 if borrowing availability under the facility is less than $20.0 million. ESSG was in compliance with these covenants and restrictions as of December 31, 2007. This minimum availability reserve may increase by up to $10.0 million over time to $15.0 million, based on the occurrence of certain events. Effective with such amendment, ESSG is also required to maintain a minimum fixed charge coverage ratio of not less than 1.75:1 for measurement periods as defined in the agreement.

ESSG’s revolving credit agreement was amended on January 31, 2008, February 15, 2008, February 29, 2008 and May 2, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of ESSG’s term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008 (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by decreasing minimum availability required under the agreement from $20.0 million to $5.0 million (which may increase by up to $10 million over time to $15 million, based on the occurrence of certain events), (iv) introduce a stand alone fixed charge coverage ratio requiring a minimum coverage ratio of 1.75:1, (v) provide for a potential event of default if the proposed merger agreement with Essar is not executed by each of the parties thereto by June 23, 2008 (or in certain circumstances up to 22 days after June 23, 2008), and (vi) require ESSG to loan or dividend the $31 million in proceeds from the ESSG term loan to Esmark, Esmark to make a capital contribution to Wheeling-Pittsburgh and Wheeling-Pittsburgh to make a capital contribution to WPSC in order to enhance liquidity.

Borrowings under the facility currently bear interest, at ESSG’s option, at LIBOR plus 2.25% or at a bank’s prime rate or the federal funds rate plus 1.50%. The blended rate of interest was approximately 7.1% at December 31, 2007. At December 31, 2007, $65.4 million was outstanding on the revolving credit facility. At April 30, 2008, $116.7 was outstanding, and ESSG had no letters of credit outstanding.

The following table summarizes the categories of collateral that Wheeling-Pittsburgh has pledged to secure its current debt obligations and the ranking of its debt obligations with respect to all of the security interests that Wheeling-Pittsburgh has granted to date:

Collateral Type
	Tangible and Intangible Assets and Joint Venture Equity Interest	Accounts Receivable and Inventory

Debt obligation secured by first security interest	$79 Million Term Loan	$225 Million Revolving Credit Facility

Debt obligation secured by second security interest	$40 Million Series A Notes	$79 Million Term Loan

Debt obligation secured by third security interest	$225 Million Revolving Credit Facility	$40 Million Series A Notes

Debt obligation secured by fourth security interest	$20 Million Series B Notes	$20 Million Series B Notes

In the event that Wheeling-Pittsburgh or ESSG is unable to satisfy its payment and other obligations under its secured debt, the lenders under its secured debt obligations have various rights and remedies, including the right to force the sale of its assets and to apply the proceeds thereof to repay amounts owed by Wheeling-Pittsburgh or ESSG. If such a foreclosure were to occur, then Wheeling-Pittsburgh may be unable to maintain its operations, and its business, financial condition and results of operations could materially suffer and Esmark’s stockholders may lose all or part of their investment.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, Esmark, ESSG and Wheeling-Pittsburgh had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. Wheeling-Pittsburgh’ s investments in five of its joint ventures, Wheeling-Nisshin, OCC, Feralloy-Wheeling Specialty Processing Co., Jensen Bridge and Avalon, are each accounted for under the equity method of accounting. Pursuant to agreements with Wheeling-Nisshin and OCC, Wheeling-Pittsburgh has an obligation to support their working capital requirements. However, Wheeling-Pittsburgh believes it is unlikely that those joint ventures will require its working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2007, the total of Esmark’s future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due
	Total		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Revolving credit facilities	$208.4	(1)	$208.4	$—	$—	$—
Long-term debt	223.6	(2)	160.1	22.9	40.6	—
Interest on long-term debt	33.1	(3)	9.9	12.5	5.1	5.6
Capital leases	37.1	(2)	7.0	8.0	5.9	16.2
Long-term operating leases	27.2	(4)	4.6	8.2	6.3	8.1
Other long term liabilities:			—	—	—	—
Steelworker Pension Trust	8.0	(5)	8.0	—	—	—
OPEB	60.3	(6)	10.9	23.8	25.6	—
Coal miner retiree medical	0.8		0.1	0.1	0.1	0.5
Worker’s compensation	27.6	(7)	5.5	11.0	11.1	—
Purchase commitments:
Steel	74.9	(8)	74.9	—	—	—
Oxygen supply	82.9	(9)	10.8	20.0	23.1	29.0
Electricity	59.2	(10)	5.7	10.8	9.8	32.9
Capital commitments	14.7	(11)	13.6	1.1	—	—
Capital contribution—MSC	0.8		0.8	—	—	—

Total	$858.6		$520.3	$118.4	$127.6	$92.3

1.	See Note 16 to the Consolidated Financial Statement in Item 8.—Financial Statements and Supplementary Data.
2.	See Note 17 to the Consolidated Financial Statement in Item 8.—Financial Statements and Supplementary Data before the debt reclassification adjustment.
3.	Represents estimated interest payments on existing long-term debt and imputed interest on capital leases.
4.	See Note 18 to Consolidated Financial Statements in Item 8.—Financial Statements and Supplementary Data.
5.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to our labor agreement with the USW, through the end of the labor contract, which expires on September 1, 2008.
6.	Amounts reflect our current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2012.
7.	Amounts reflect our current estimate of corporate cash outflows and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information. No estimate has been made beyond 2012.
8.	Represents ESSG’s estimated commitments to purchase steel.
9.	WPSC entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.7 million, subject to escalation clauses.
10.	WPSC entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires WPSC to purchase steam and electricity each month at a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Alternatively, if Wheeling-Pittsburgh shuts-down its blast furnace, a termination fee will be due and payable in lieu of future lease payments. As of January 1, 2008, this termination fee amounted to $25.2 million.
11.	Amounts reflect contractual commitments for capital expenditures as of December 31, 2007.

Planned Capital Expenditures

Esmark’s planned capital expenditures for the three-year period 2008 through 2010 totals approximately $172.6 million.

Major capital expenditures for the three-year period 2008 through 2010 include, but are not limited to, the following capital projects:

•	$119.8 million for improvements to our primary mill operations facility;

•	$7.0 million for improvements of our mill operations finishing facilities;

•	$24.8 million for improvements of our downstream operations, including our corrugating facility; and

•	$5.0 million for environmental projects.

For the year ended December 31, 2007, Esmark spent $3.6 million on capital expenditures, including expenditures by ESSG for the calendar year 2007 and for Wheeling-Pittsburgh for the period from November 27, 2007 through December 31, 2007.

VEBA TRUST AND PROFIT SHARING PLANS

Below are summaries of Wheeling-Pittsburgh’s contribution obligations to the VEBA trust and its obligations under two profit sharing arrangements, one for our USW-represented employees and the other for Wheeling-Pittsburgh’s salaried employees, excluding officers. Wheeling-Pittsburgh’s future obligations, if any, to the VEBA trust and these profit sharing arrangements are subject to and based on the level of its profitability (as described below) for each completed quarter.

For the calendar year 2007, no obligation to the VEBA trust or to the profit sharing plans was incurred.

VEBA Trust

In connection with Wheeling-Pittsburgh’s plan of reorganization and Wheeling-Pittsburgh’s collective bargaining agreement with the USW, Wheeling-Pittsburgh established a plan to provide health care and life insurance benefits to certain retirees and their dependents. The collective bargaining agreement also required WPSC to create and make contributions to a trust to fund the payment of these retiree benefits. The VEBA trust is designed to constitute a tax-exempt voluntary employee beneficiary association under Section 501(c)(9) of the Internal Revenue Code. The agreement was modified, effective as of January 1, 2008, to provide for contributions, payable within 45 days of the end of each fiscal quarter, as follows:

(i)	$1.25 million, plus

(ii)	3.5% of operating cash flow.

Operating cash flow is defined as Esmark’s consolidated earnings before interest, taxes, VEBA and profit sharing expense, adjusted for certain items defined by the agreement (primarily unusual, extraordinary or non-recurring items).

During the calendar year 2007, no obligation to the VEBA trust was incurred under the VEBA contribution formula previously in effect.

Pursuant to a Registration Rights Agreement we entered into with the VEBA trust in 2003, the VEBA trust has the right to request that we register with the SEC for sale on a delayed or continuous basis certain shares of Esmark common stock held by the VEBA trust. Esmark will cooperate with the VEBA trustee to register shares eligible for sale, and possibly assist in the orderly marketing of such shares. Alternatively, without registration the VEBA trustee could sell a portion of such shares pursuant to SEC Rule 144.

Profit Sharing Payments

Pursuant to the collective bargaining agreement with the USW, as modified effective January 1, 2008, and in addition to Wheeling-Pittsburgh’s obligations to make contributions to the VEBA trust based on its profitability as described under the “VEBA Trust” section above, Wheeling-Pittsburgh has an obligation to make quarterly profit sharing payments to or for the benefit of its active USW employees in an amount equal to 5% of profits for the quarter. For purposes of this agreement, profits are defined as the consolidated earnings of Esmark before interest, taxes, VEBA expense and any salaried profit sharing expense, adjusted for certain items defined by the agreement (primarily unusual, extraordinary and non-recurring items). Notwithstanding the definition of profits and the calculation thereof, profits are capped at $4.00 per hour per employee in each quarter. Further under the agreement, profits for the first and second quarter of each year are separately measured. Profits in the third and fourth quarter of each year are subject to reduction in an amount equal to the losses incurred, if any, in preceding quarters. Under the terms of the agreement, Wheeling-Pittsburgh must satisfy any profit sharing obligation with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth fiscal quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to its annual audited financial statements.

For the calendar year ended December 31, 2007, no profit sharing payment obligation was incurred under the profit sharing contribution formula previously in effect.

In addition, effective January 1, 2008, Wheeling-Pittsburgh modified its profit sharing arrangement for salaried employees to provide for quarterly profit sharing payments to its salaried employees in an amount equal to 3.0% of profits as defined by the plan. For purposes of this plan, profits are defined as the consolidated earnings of Esmark before interest, taxes, VEBA expense and any salaried profit sharing expense, adjusted for certain items defined by the agreement (primarily unusual, extraordinary and non-recurring items). Under the terms of the profit sharing arrangement, Wheeling-Pittsburgh must satisfy any profit sharing obligations with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth quarter must be satisfied within 15 days after the date of the opinion of its independent registered public accounting firm with respect to our annual audited financial statements.

For the calendar year ended December 31, 2007, no profit sharing payment obligation was incurred under the profit sharing formula previously in effect.

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FASB) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, in December 2007. FASB No. 160 requires that noncontrolling interests in consolidated financial statements be reflected in the equity section of the balance sheet, that the consolidated net income attributable to the parent company and the noncontrolling interest be clearly identified and presented on the face of the income statement, that changes in the parent company’s ownership interest in the entity be accounted for as equity transactions, that gain or loss on the deconsolidation of the entity and any retained noncontrolling interest in the entity be measured at fair value and that disclosures clearly identify and distinguish the interest of the parent company and the noncontrolling owners. FASB No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of this statement on its financial statements.

The FASB issued FASB No. 141(R), “Business Combinations” in December 2007. FASB No. 141(R) established principles and requirements as to how the acquirer recognizes and measures the identifiable assets acquired and the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures goodwill acquired and determines disclosure required to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FASB No. 141(R) is effective for business combinations effected in reporting periods beginning on or after December 31, 2008.

The FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective as of January 1, 2007 and recorded a cumulative effect adjustment of $0.4 million.

The FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in February 2007. FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB No. 159 is effective for the fiscal years beginning after November 15, 2007. The Company did not elect to measure certain financial instruments and certain other items at fair value.

The FASB issued FASB No. 157, “Fair Value Measurement”, in September 2006. FASB No. 157 defines fair value, established a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this statement on its financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Esmark’s quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about the risk associated with our financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.

Commodity Price Risk and Related Risks

Esmark is exposed to market risk or price fluctuation related to the sale of steel products. Approximately 25% of Esmark’s sales are made as contract business (agreements in excess of three months), with approximately 75% of sales being made at spot prices. Esmark does not use derivative instruments to hedge market risk relative to changing steel prices.

Prices for raw materials, natural gas and electricity are subject to frequent market fluctuations. Esmark’s market risk strategy generally has been to obtain competitive prices for our products and services and to allow operating results to reflect market price movements dictated by supply and demand. Esmark periodically enters into physical contracts for the advance purchase and delivery of natural gas in an effort to hedge against market fluctuations. Due to “mark-to- market” provisions in these contracts, as Esmark’s market exposure decreases, it can be required to make advance payments that ultimately are recovered upon delivery of the commodity, but which can temporarily reduce its liquidity until that time. Esmark does not use derivative instruments to hedge market risk relative to changing prices for raw materials.

Interest Rate Risk

The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to their short-term maturity.

Esmark manages interest rate risk relative to its debt portfolio by using a combination of fixed-rate and variable-rate debt. At December 31, 2007, approximately 76% of the aggregate principal amount of its debt outstanding was at variable rates with the balance outstanding under fixed rates. Since Esmark’s portfolio of debt is comprised principally of variable-rate instruments, the fair value of debt is relatively insensitive to the effects of interest rate fluctuations. Esmark’s sensitivity to decreases in interest rates and any corresponding increases in the fair value of the fixed-rate portion of its debt portfolio would only unfavorably affect its earnings and cash flows to the extent that it would choose to repurchase all or a portion of its fixed-rate debt at prices above carrying value. Additionally, Esmark’s interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable interest rate debt would increase Esmark’s annual interest expense by approximately $3.0 million.

Credit Risk

Counterparties expose Esmark to credit risk in the event of non-performance. Esmark continually reviews the creditworthiness of our counterparties.

Foreign Currency Exchange Risk

Esmark has limited exposure to foreign currency exchange risk as almost all of its transactions are denominated in U.S. dollars.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Esmark Incorporated

Wheeling, West Virginia

We have audited the accompanying consolidated balance sheet of Esmark Incorporated and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Esmark Incorporated and subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 30 to the consolidated financial statements, the Company has been unable to refinance its debt on a long-term basis which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 30 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania May 20, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors

Esmark Steel Service Group, Inc (f/k/a Esmark Incorporated)

We have audited the accompanying consolidated balance sheet of Esmark Steel Service Group, Inc. (f/k/a Esmark Incorporated) and Subsidiaries (the “Company”)(a Delaware corporation) as of December 31, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Esmark Steel Service Group, Inc. as of December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

May 7, 2007, except paragraphs four through six of Note U (related to the Company’s previously disclosed restatement, not presented herein), as to which the date is August 8, 2007

ESMARK INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues
Net sales, including sales to affiliates of $23,204 in 2007	$825,562	$577,982	$412,817

Cost and expenses
Cost of sales, including cost of sales to affiliates of $21,571 in 2007, excluding depreciation and amortization expense	750,579	508,733	370,331
Depreciation and amortization expense	15,126	9,623	8,816
Impairment of goodwill and intangible assets	9,700	6,532	—
Selling, general and administrative expense	51,709	43,960	24,668

Total costs and expenses	827,114	568,848	403,815

Operating (loss) income	(1,552)	9,134	9,002
Interest expense and other financing costs	(8,382)	(2,656)	(1,400)
Other income	430	578	399

(Loss) income before income taxes and minority interest	(9,504)	7,056	8,001
Income tax provision	1,125	3,669	3,288

(Loss) income before minority interest	(10,629)	3,387	4,713
Minority interest	1,605	142	—

Net (loss) income	$(9,024)	$3,529	$4,713

Net (loss) income	(9,024)	3,529	4,713
Preferred stock dividends	(12,743)	(15,758)	(15,234)
Beneficial conversion feature—preferred stock	—	(42,965)	—

Loss available to common stockholders	$(21,767)	$(55,194)	$(10,521)

Loss per share:
Basic (see Note 9)	$(2.15)	$(9.71)	$(2.63)
Diluted (see Note 9)	$(2.15)	$(9.71)	$(2.63)

Weighted average common shares outstanding (in thousands):
Basic (see Note 9)	10,139	5,685	4,005
Diluted (see Note 9)	10,139	5,685	4,005

The accompanying notes are an integral part of the consolidated financial statements.

ESMARK INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$20,007	$9,765
Investment in marketable securities	—	536
Accounts receivables, less allowance for doubtful accounts of $3,081 and $1,019	198,089	59,978
Inventories	395,009	140,548
Deferred income tax benefit	—	2,262
Prepaid expenses and other current assets	9,374	7,212

Total current assets	622,479	220,301
Investment in and advances to affiliates	252,330	95
Property, plant and equipment, less accumulated depreciation of $17,727 and $8,541	663,305	48,780
Deferred income tax benefits	54,900	—
Intangible assets, less accumulated amortization of $15,772 and $9,910	41,060	34,284
Goodwill	32,217	41,917
Other assets	2,759	389

Total assets	$1,669,050	$345,766

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $13,176 in 2007	$154,720	$43,635
Short-term debt	208,439	46,315
Payroll and employee benefits payable	63,225	2,397
Accrued income and other taxes	8,792	1,551
Deferred income taxes payable	55,805	—
Accrued interest and other current liabilities	68,605	1,857
Dividends payable	—	3,468
Long-term debt due in one year	229,065	484

Total current liabilities	788,651	99,707
Long-term debt, less amount due in one year	31,640	1,375
Employee benefits	182,879	—
Deferred income taxes payable	250	230
Other liabilities	26,712	266

Total liabilities	1,030,132	101,578

Minority interest	500	1,306

Temporary equity—preferred stock (see Note 22)	—	170,518

Stockholders’ equity
Common stock—$.01 par value; 100,000,000 shares authorized; 39,332,685 shares issued and outstanding at December 31, 2007; no par value; 500,000 shares authorized; 143,052 shares issued and outstanding at December 31, 2006	393	—
Additional paid-in capital	736,578	143,564
Accumulated deficit	(97,997)	(71,139)
Accumulated other comprehensive loss	(556)	(61)

Total stockholders’ equity	638,418	72,364

Total liabilities and stockholders’ equity	$1,669,050	$345,766

The accompanying notes are an integral part of the consolidated financial statements.

ESMARK INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flow from operating activities
Net (loss) income	$(9,024)	$3,529	$4,713
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization expense	15,126	9,623	8,816
Impairment of goodwill and intangible assets	9,700	6,532	—
Other postretirement benefits	180	—	—
Stock-based compensation	762	3,447	—
Amortization of debt discount	244	—
Interest paid-in-kind	1,892	—	—
Equity income of affiliates, net of dividends	819	(2)	17
Deferred income taxes	1,630	(1,219)	(433)
Minority interest	(1,605)	(142)	—
Other	693	37	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,572)	(13,456)	2,976
Inventories	37,776	(42,116)	30,743
Other current assets	2,159	(4,716)	(2,133)
Accounts payable	(58,676)	11,328	(6,617)
Other current liabilities	(7,972)	417	(1,328)
Other assets and other liabilities, net	(2)	—	—

Net cash (used in) provided by operating activities	(13,870)	(26,738)	36,754

Cash flow from investing activities
Acquisitions, net of cash acquired	(9,317)	(31,573)	(93,337)
Purchase of marketable securities	(2,283)	(536)	—
Proceeds from sale of marketable securities	2,708	—	—
Purchase of intangibles	—	(1,640)	—
Capital expenditures	(3,623)	(987)	(1,167)
Proceeds from sale of assets	119	49	36

Net cash used in investing activities	(12,396)	(34,687)	(94,468)

Cash flow from financing activities
Book overdraft	3,405	—	—
Net change in short-term debt	7,224	25,276	21,039
Repayment of long-term debt	(5,555)	(455)	(198)
Payment of revolving credit fees	—	—	(314)
Issuance of preferred stock	—	—	57,000
Issuance of common stock	200,000	50,000	200
Repurchase of common stock	(150,000)	—	—
Excess tax benefit—stock based compensation	69	—	—
Dividends paid	(18,635)	(16,432)	(13,375)

Net cash provided by financing activities	36,508	58,389	64,352

Net increase (decrease) in cash and cash equivalents	10,242	(3,036)	6,638
Cash and cash equivalents, beginning of year	9,765	12,801	6,163

Cash and cash equivalents, end of year	$20,007	$9,765	$12,801

The accompanying notes are an integral part of the consolidated financial statements.

ESMARK INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

	Compre- hensive (Loss) Income	Temporary Equity - Preferred Stock	Common Stock	Additional Paid-in Capital	Accumu- lated Deficit	Accumu- lated Other Comprehen- sive (Loss) Income	Total Excluding Temporary Equity Total
Balance, December 31, 2004		$109,757	$—	$31,000	$(1,050)	$—	$29,950
Net income	$4,713		—	—	4,713	—	4,713

Stock issued:
Preferred stock		57,000
Common stock		—	—	14,675	—	—	14,675
Dividends paid—preferred stock		—	—	—	(15,234)	—	(15,234)
Dividends paid—common stock		—	—	—	(806)	—	(806)

Balance, December 31, 2005		166,757	—	45,675	(12,377)	—	33,298
Comprehensive loss:
Net income	$3,529	—	—	—	3,529	—	3,529
Unrealized loss on marketable securities, net of tax of $40	(61)	—	—	—	—	(61)	(61)

Comprehensive loss	$3,468

Stock issued:
Common stock		—	—	52,222	—	—	52,222
Preferred stock		3,761	—	—	—	—	—
Beneficial conversion feature—Preferred stock		—	—	42,965	(42,965)	—	—
Stock-based compensation		—	—	2,702	—	—	2,702
Dividends paid—preferred stock		—	—	—	(15,758)	—	(15,758)
Dividends paid—common stock		—	—	—	(3,568)	—	(3,568)

Balance, December 31, 2006		170,518	—	143,564	(71,139)	(61)	72,364
Cumulative effect adjustment—Adoption of FIN 48		—	—	—	(433)	—	(433)

Adjusted balance, January 1, 2007		170,518	—	143,564	(71,572)	(61)	71,931
Comprehensive loss:
Net loss	$(9,024)	—	—	—	(9,024)	—	(9,024)
Net actuarial loss, net of tax	(556)					(556)	(556)
Unrealized loss on marketable securities, net of tax of $40	61	—	—	—	—	61	61

Comprehensive loss	$(9,519)						—

Stock-based compensation		—	—	762	—	—	762
Excess tax benefit—stock based compensation		—	—	69	—	—	69
Dividends paid—preferred stock		2,234	—	2,234	(12,743)	—	(10,509)
Dividends paid—common stock		—	—	—	(4,658)	—	(4,658)
Merger transaction		(172,752)	393	589,949	—	—	590,342

Balance, December 31, 2007		$—	$393	$736,578	$(97,997)	$(556)	$638,418

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies

Formation and Merger

On November 27, 2007, Esmark Incorporated (the Company) consummated a business combination transaction in which Wheeling-Pittsburgh Corporation (Wheeling-Pittsburgh) and Esmark Steel Services Group, Inc. (f/k/a Esmark Incorporated) (ESSG) became wholly-owned subsidiaries of the Company. Esmark was incorporated on March 9, 2007 under the name of Clayton Acquisition Corporation. Clayton Acquisition Corporation was incorporated for the sole purpose of effecting the merger of ESSG, a privately-held corporation, and Wheeling-Pittsburgh, a public company. Immediately following the merger, Clayton Acquisition Corporation changed its name to Esmark Incorporated and Esmark Incorporated effected a name change to Esmark Steel Service Group, Inc.

On November 27, 2007, the Company issued 17,499,972 shares of its common stock and a nominal amount of cash in lieu of fractional shares in exchange for 100% of the outstanding common stock and 100% of the outstanding preferred stock of ESSG. On November 27, 2007, the Company issued 15,374,105 shares of its common stock in exchange for 100% of the outstanding common stock of Wheeling-Pittsburgh and issued 3,432,292 shares of its common stock in satisfaction of $68,000 of Wheeling-Pittsburgh’s outstanding convertible debt, plus accrued and unpaid interest.

In connection with and as a part of the merger transaction, the Company issued 575,654 shares of its common stock to stockholders of Wheeling-Pittsburgh and 9,950,662 shares of its common stock to certain funds managed by an institutional investor pursuant to the exercise of purchase rights granted to such stockholders at a price of $19.00 per share. In connection with and as a part of the merger transaction, the Company re-purchased 7,500,000 shares of its common stock from stockholders of Wheeling-Pittsburgh pursuant to put rights granted to such stockholders at a price of $20.00 per share.

In connection with the merger transaction, the stockholders of ESSG exchanged each share of outstanding common stock of ESSG held immediately prior to the merger for 49.3874 shares of common stock of Esmark. Accordingly, share amounts previously reported for ESSG have been adjusted to reflect this exchange ratio.

For financial reporting purposes, pursuant to the provisions of Statement of Accounting Standards No. 141, “Business Combinations”, ESSG was identified as the acquiring entity and Wheeling-Pittsburgh was identified as the acquired entity relative to the merger transaction. As a result, the consolidated financial statements of the Company include the accounts of ESSG on an historical basis and the accounts of Wheeling-Pittsburgh from the date of the merger.

Nature of Business

The Company, through its wholly-owned subsidiary ESSG, processes and distributes flat-rolled steel products (hot-rolled, cold-rolled, hot-dipped galvanized, electro-galvanized and pre-painted products) to end-users in a wide range of diverse markets including the construction, automotive, appliance, shelving and agriculture markets.

The Company, through its wholly-owned subsidiary Wheeling-Pittsburgh, produces flat-rolled steel products (hot-rolled, cold-rolled, galvanized, pre-painted and tin mill sheet products) for converters and processors and steel service centers, and for the construction, agriculture and container markets. The Company, through its wholly-owned subsidiary Wheeling-Pittsburgh, also manufactures fabricated steel products, including roll-formed corrugated roofing, roof deck, form deck, floor deck, bridgeform and other products used primarily in construction, highway and agricultural markets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all companies in which the Company has a controlling interest. All material inter-company accounts, balances and transactions have been eliminated. The Company uses the equity method of accounting to account for investments in affiliates and other joint ventures over which the Company has significant influence (ownership between twenty and fifty percent) but does not have effective control. Unrealized profits or losses on sales to unconsolidated affiliates and other joint ventures accounted for using the equity method of accounting have been eliminated.

The Company also evaluates the consolidation of entities under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R))”. FIN 46(R) requires the Company to evaluate whether an entity or interest is a variable interest entity and whether the Company is the primary beneficiary of the variable interest entity. Consolidation is required if both of these criteria are met.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities of three months or less.

Accounts Receivable

Accounts receivable are stated at net invoice amounts less an allowance for doubtful accounts. The Company provides a specific allowance for doubtful accounts for certain amounts remaining unpaid beyond normal customer payment periods and provides a general allowance for doubtful accounts based on historical loss experience. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period in which the determination is made. Bad debt expense for 2007, 2006 and 2005 amounted to $577, $689 and $288, respectively.

Inventory

Inventory is stated at the lower of cost or market. At December 31, 2007, cost for approximately 69% of inventory was determined using the last-in, first-out (LIFO) method. Cost for other inventory was determined, principally, using the specific identification method.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost or acquisition date fair value. Depreciation is computed using the straight-line method based on estimated useful lives ranging from 39 to 40 years for real property and estimated useful lives ranging from 3 to 30 years for machinery and equipment. Betterments and improvements are capitalized. Repairs and maintenance, including planned major maintenance activities, are expensed as incurred. Gains and losses from the sale of property, plant and equipment are recorded as cost of goods sold. Interest costs incurred to construct property, plant and equipment are capitalized.

The Company periodically evaluates property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is determined based on an estimate of the expected future undiscounted cash flows of the assets (asset group). If the carrying value of the assets (asset group) exceeds the undiscounted cash flows of the assets (asset group), an impairment loss is recognized. The impairment loss is measured as the excess of the carrying value of the assets (asset group) over the fair value of the assets (asset group). Fair value is estimated using discounted future cash flows and, if available, comparable market values.

Software Costs

Costs incurred for the development or purchase of internal-use software are capitalized and amortized over the useful life of the software, which is generally five years or less.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and tax credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the period in which enactment occurs. Deferred income tax expense represents the change during the period in deferred tax assets and deferred tax liabilities. The components of deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is reviewed for impairment using a two-step approach. In the first step, goodwill is tested for impairment by estimating the fair values of the reporting unit principally using a discounted cash flow model. If the carrying amount of the reporting unit exceeds fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.

The carrying value of intangible assets not subject to amortization is reviewed for impairment at least annually. If the carrying amount of such assets exceeds its fair value an impairment loss is recognized in an amount equal to that excess. Intangible assets subject to amortization are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the intangible assets may not be fully recoverable. Recoverability is determined based on an estimate of the expected future undiscounted cash flows of the intangible assets. If the carrying value of the intangible assets exceeds the undiscounted cash flows of the intangible assets, an impairment loss is recognized. The impairment loss is measured as the excess of the carrying value of the intangible assets over the fair value of the intangible assets. Fair value is estimated using a discounted cash flow model. Intangible assets subject to amortization are, in general, amortized over estimated useful lives ranging from five to fifteen years, using the straight-line method. Customer relationships are being amortized over estimated historical attribution rates.

Deferred Financing Costs

Costs incurred to obtain, extend or amend debt obligations are capitalized and amortized over the term of the related obligation.

Pension and Other Postretirement Benefits

The Company maintains a defined benefit pension plan for all salaried employees of Wheeling-Pittsburgh employed as of January 31, 1998. The Company also maintains defined benefit retiree health care and life insurance plans that provide benefits for substantially all salaried employees and for hourly employees of Wheeling-Pittsburgh retiring after October 1, 2003. The net pension and other postretirement benefits obligations recorded and the related periodic benefit costs are based on, among other things, assumptions of discount rates, estimated returns on plan assets, salary increases, mortality rates and future health care medical trend rates. Actuarial techniques and assumptions are used to estimate these obligations and the related periodic benefit costs.

Asset Retirement Obligations

An asset retirement obligation associated with the retirement of long-lived assets is recognized when a liability is incurred and the fair value of the liability can be reasonably estimated. If fair value cannot be determined in the period in which the liability is incurred, a liability is recognized when a reasonable estimation of fair value can be made. Fair value is based on quoted market prices or the best information available in the circumstances.

The Company may incur asset retirement obligations in the event of a permanent plant shutdown. At December 31, 2007, the Company’s long-lived assets, excluding long-lived assets at the Company’s Allenport, Pennsylvania facility (see Note 5), had indeterminate lives and a reasonable estimate of the fair value of associated asset retirement obligations could not be made.

Revenue Recognition

Revenue from the sale of products is recognized when products are shipped and title, ownership and risk of loss are transferred to the customer. The Company provides for estimated claims for products that may not meet customer specifications based on claims received and anticipated future claims based on historical experience. Shipping costs billed to customers are recorded as revenues and the related costs are included in cost of sales.

Environmental Expenditures

Environmental expenditures relating to existing conditions caused by past operations that do not contribute to future revenues are expensed. Environmental expenditures that extend the life of related property, increase the value of related property or mitigate or prevent future contamination are capitalized. Liabilities are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental obligations are not reduced by claims, if any, for recoveries from insurance carriers or other third parties until it is probable that such recoveries will be realized.

Stock-based Payments

The Company accounts for all share-based payments using a fair-value-based method pursuant to the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $734, $644 and $297 for 2007, 2006 and 2005, respectively.

Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of common stock equivalents. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, as their inclusion would be anti-dilutive.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates and assumptions made.

Concentrations

The Company maintains cash in bank accounts which usually exceeds federally insured limits. The Company does not believe that it is exposed to any significant credit risk on cash balances.

The Company is exposed to credit risk in the event of nonpayment by customers, principally steel service centers, converters and processors and customers in the construction, automotive, appliance, shelving, highway, and container industries, substantially all of which are located in the United States. The Company mitigates its exposure to credit risk by performing on-going credit evaluations and obtaining security as appropriate. Additionally, certain open accounts receivable are covered by credit insurance, subject to policy limits.

The Company purchased steel products from major vendors, comprising approximately 36%, 36% and 66% of raw material purchases during 2007, 2006 and 2005, respectively.

Approximately 2,524 employees of the Company are subject to a collective bargaining agreement between the Company and the United Steelworkers which expires on September 1, 2008.

Recently Adopted Accounting Standards

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective as of January 1, 2007 and recorded a cumulative effect adjustment of $433.

Recently Issued Accounting Standards

The FASB issued Statement of Financial Accounting Standard (FASB) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, in December 2007. FASB No. 160 requires that noncontrolling interests in consolidated financial statements be reflected in the equity section of the balance sheet, that the consolidated net income attributable to the parent company and the noncontrolling interest be clearly identified and presented on the face of the income statement, that changes in the parent company’s ownership interest in the entity be accounted for as equity transactions, that gain or loss on the deconsolidation of the entity and any retained noncontrolling interest in the entity be measured at fair value and that disclosures clearly identify and distinguish the interest of the parent company and the noncontrolling owners. FASB No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of this statement on its financial statements.

The FASB issued FASB No. 141(R), “Business Combinations” in December 2007. FASB No. 141(R) established principles and requirements as to how the acquirer recognizes and measures the identifiable assets acquired and the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures goodwill acquired and determines disclosure required to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FASB No. 141(R) is effective for business combinations effected in reporting periods beginning on or after December 31, 2008.

The FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in February 2007. FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FASB No. 159 is effective for the fiscal years beginning after November 15, 2007. The Company did not elect to measure certain financial instruments and certain other items at fair value.

The FASB issued FASB No. 157, “Fair Value Measurement”, in September 2006. FASB No. 157 defines fair value, established a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this statement on its financial statements.

2.	Acquisitions

2007 acquisitions

On November 27, 2007, as a result of the merger discussed in Note 1, the Company acquired 100% of the outstanding common stock of Wheeling-Pittsburgh for $382,480. The Company issued 18,806,397 shares of its common stock to the stockholders of Wheeling-Pittsburgh, including shares issued in exchange for outstanding convertible debt plus accrued and unpaid interest, to effect the acquisition, the value of which was determined to be equal to the average closing price of Wheeling-Pittsburgh’s common stock on the date of the merger transaction and two days prior to the merger transaction, or $19.43 per share. The Company incurred acquisition costs of $12,030 in connection with the acquisition, estimated the fair value of purchase and put rights granted to stockholders of Wheeling-Pittsburgh in connection with the merger transaction to approximate $4,523 and estimated the fair value of outstanding Wheeling-Pittsburgh stock options to approximate $519 (see Note 5).

The acquisition was effected to combine the steel-making capabilities of Wheeling-Pittsburgh, a producer of flat-rolled steel products, with ESSG’s service center and converter distribution network, to enable the Company to better serve its diverse customer base. The results of operations of Wheeling-Pittsburgh are included in the consolidated statement of operations from the date of the acquisition. No contingent payments were incurred in connection with the acquisition and no research and development assets were acquired.

The fair value of the assets acquired and liabilities assumed was as follows:

Cash and cash equivalents	$2,835
Accounts receivable	130,539
Inventory	292,237
Other current assets	5,076
Investment in affiliates	253,054
Property, plant and equipment	620,290
Intangible assets subject to amortization	12,298
Other assets	51,743
Short-term debt	(154,900)
Accounts payable	(166,357)
Other current liabilities, excluding current obligations noted below	(166,297)
Pension and other postretirement obligations, current portion	(10,700)
Restructuring and exit costs, current portion	(16,737)
Long-term debt, including current portion	(262,262)
Other liabilities, excluding current portion:
Pension benefit obligation	(2,297)
Other postretirement benefit obligation	(125,870)
Restructuring and exit costs, including environmental costs of $793	(25,328)
Workers’ compensation and other welfare benefit obligations	(29,504)
Environmental obligations	(22,010)
Other	(3,330)

Net assets acquired	$382,480

Management continues to gather additional information about the fair value of Wheeling-Pittsburgh’s acquired assets and liabilities. Accordingly, the related amounts included in the Company’s December 31, 2007 financial statements are preliminary and could change.

2006 acquisitions

On July 31, 2006, the Company acquired the net assets of Independent Steel Company, LLC and ISCO Realty, LLC (ISCO) in exchange for cash of $21,410, including acquisition costs of $261. The acquisition was effected to increase service center market share in the Midwest. The results of operations of ISCO were included in the consolidated statement of operations from the date of the acquisition. No contingent payments were incurred in connection with the acquisition and no research and development assets were acquired.

On January 3, 2006, the Company acquired the net assets of Premier Resource Group, LLC (Premier) for $8,217, including acquisition costs of $85. The Company issued common stock valued at $1,476, and paid cash of $6,741 to effect the acquisition. The acquisition was effected to increase service center market share in the Midwest. The results of operations of Premier were included in the consolidated statement of operations from the date of the acquisition. No contingent payments were incurred in connection with the acquisition and no research and development assets were acquired.

A condensed balance sheet summarizing the fair value of the assets acquired and liabilities assumed during 2006 is as follows:

	ISCO	Premier	Total
Accounts receivable	$6,251	$2,810	$9,061
Inventory	13,940	4,594	18,534
Property, plant and equipment	4,051	10	4,061
Intangible assets subject to amortization:
Covenant not to compete	—	50	50
Customer relationships	—	2,416	2,416
Goodwill, without tax basis	—	888	888
Other assets	400	2	402
Accounts payable and accrued liabilities	(3,232)	(2,553)	(5,785)

Net assets acquired	$21,410	$8,217	$29,627

Covenants not to compete are being amortized over a five-year period using the straight-line method. Customer relationships are being amortized based on an attrition rate derived from historical information estimated to approximate seven years.

2005 acquisitions

On November 10, 2005, the Company acquired the net assets of North American Steel, LLC (North American) in exchange for cash of $5,943, including acquisition costs of $110. The acquisition was effected to increase service center market share in the Midwest. The results of operations of North American were included in the consolidated statement of operations from the date of the acquisition. No contingent payments were incurred in connection with the acquisition and no research and development assets were acquired.

On May 13, 2005, the Company acquired 100% of the outstanding capital stock of Miami Valley Steel Service, Inc. and Miami Valley Realty, LLC (Miami Valley) for $83,014, including acquisition costs of $542. The Company issued common stock valued at $12,900 and paid cash of $70,114 to effect the acquisition. The acquisition was effected to increase service center market share in the Midwest. The results of operations of Miami Valley were included in the consolidated statement of operations from the date of the acquisition. No contingent payments were incurred in connection with the acquisition and no research and development assets were acquired.

On February 22, 2005, the Company acquired the net assets of U. S. Metals and Supply, LLC and U. S. Metals Realty, LLC (U. S. Metals) for $13,486, including acquisition costs of $202. The Company issued common stock valued at $1,575 and paid cash of $11,911 to effect the acquisition. The acquisition was effected to increase service center market share in the Midwest. The results of operations of U. S. Metals were included in the consolidated statement of operations from the date of the acquisition. No contingent payments were incurred in connection with the acquisition and no research and development assets were acquired.

A condensed balance sheet summarizing the fair value of the assets acquired and liabilities assumed during 2005 is as follows:

	North American	Miami Valley	U. S. Metals	Total
Cash and cash equivalents	$—	$1	$—	$1
Accounts receivable	2,323	16,623	2,456	21,402
Inventory	3,965	32,775	10,553	47,293
Property, plant and equipment	164	18,274	5,320	23,758
Intangible assets subject to amortization:
Covenant not to compete	50	100	—	150
Customer relationships	1,063	17,827	2,342	21,232
Goodwill, without tax basis	2,258	5,988	—	8,246
Other assets	15	670	340	1,025
Accounts payable and accrued liabilities	(3,895)	(9,244)	(1,932)	(15,071)
Due to seller	—	—	(5,593)	(5,593)

Net assets acquired	$5,943	$83,014	$13,486	$102,443

Covenants not to compete are being amortized over a five-year period using the straight-line method. Customer relationships are being amortized based on an attrition rate derived from historical information estimated to approximate seven years.

The following unaudited pro forma information shows the results of the Company as if the 2007 acquisition had occurred on January 1, 2006 and as if the 2005 and 2006 acquisitions had occurred on January 1, 2005:

	Year Ended December 31,
	2007	2006	2005
(Unaudited)
Net sales	$2,296,934	$2,374,550	$576,417
Income from operations	$(214,423)	$23,211	$13,054
Net income	$(242,477)	$5,336	$5,927
Preferred stock dividends	—	—	(15,234)

Net income (loss) available to common stockholders	$(242,477)	$5,336	$(9,307)

(Loss) earnings per share:
Basic, as adjusted	$(6.17)	$0.14	$(1.31)
Diluted, as adjusted	$(6.17)	$0.14	$(1.31)

The pro forma information has been prepared for comparative purposes only. It does not purport to indicate the results that would have actually occurred had the acquisitions been completed on the assumed dates or the periods presented, or that may be realized in the future. Further, the pro forma information does not give effect to any incremental costs or costs savings that may occur as a result of the integration and combination of the acquired entities. In determining the pro forma information, income taxes, interest expense and depreciation and amortization expense have been adjusted to the accounting base recognized in recording the acquisitions.

3.	Segment and Other Information

The Company manufactures, processes and sells steel products. The Company has the following two reportable segments:

Mill Operations

The Company, through its wholly-owned subsidiary, Wheeling-Pittsburgh, produces flat-rolled steel products, including hot-rolled, cold-rolled, galvanized, pre-painted and tin mill sheet steel products and produces fabricated steel products, including roll-formed corrugated roofing, roof deck, form deck, floor deck, bridgeform and other products. Flat rolled steel products are sold to converters and processors and steel service centers, and to customers in the construction, agriculture, highway and container markets, substantially all of which are located in the United States. The Company acquired the mill operations segment on November 27, 2007 as a result of the merger transaction discussed in Note 1.

Downstream Operations

The Company, through its wholly-owned subsidiary ESSG, processes and distributes flat-rolled steel products, including hot-rolled, cold-rolled, hot-dipped galvanized, electro-galvanized and pre-painted steel products to end-user customers in the construction, automotive, appliance, shelving and agriculture markets, the majority of which are located in the Midwestern portion of the United States.

The chief operating decision maker evaluates performance and allocates resources to each segment based on numerous factors, the principal factor being operating income. Accounting principles for each segment are the same as those described above, except for inventory which is accounted for by the mill operations segment using the LIFO method and which is accounted for by the downstream operations segment using the specific identification method. Inter-segment transactions are based on negotiations between the segments, which management believes reasonably approximate market-based prices. Certain parent-company items are not allocated to the reportable segments.

The results of segment operations are as follows:

	Mill Operations	Downstream Operations	Total
2007:
Net sales:
External customers	$159,115	$666,447	$825,562
Intersegment	1,851	13,841	15,692

Total	$160,966	$680,288	$841,254

Profit and loss:
Operating (loss) income	$1,713	$(2,420)	$(707)
Interest income	74	137	211
Interest expense	2,535	5,897	8,432
Depreciation and amortization expense	3,934	11,192	15,126
Impairment loss	—	9,700	9,700
Income tax provision	27	1,171	1,198

Assets:
Capital expenditures	$1,333	$2,290	$3,623
Investment in equity-method investees	252,235	95	252,330
Goodwill	—	32,217	32,217
Total assets	1,374,333	330,628	1,704,961

	Mill Operations	Downstream Operations	Total
2006:
Net sales:
External customers	$—	$577,982	$577,982
Intersegment	—	—	—

Total	$—	$577,982	$577,982

Profit and loss:
Operating income	$—	$9,134	$9,134
Interest income	—	68	68
Interest expense	—	2,656	2,656
Depreciation and amortization expense	—	9,623	9,623
Impairment loss	—	6,532	6,532
Income tax provision	—	3,669	3,669

Assets:
Capital expenditures	$—	$987	$987
Investment in equity-method investees	—	95	95
Goodwill	—	41,917	41,917
Total assets	—	345,766	345,766

2005:
Net sales:
External customers	$—	$412,817	$412,817
Intersegment	—	—	—

Total	$—	$412,817	$412,817

Profit and loss:
Operating income	$—	$9,002	$9,002
Interest income	—	123	123
Interest expense	—	1,400	1,400
Depreciation and amortization expense	—	8,816	8,816
Impairment loss	—	—	—
Income tax provision	—	3,288	3,288

Assets:
Capital expenditures	$—	$1,167	$1,167
Investment in equity-method investees	—	93	93
Goodwill	—	44,283	44,283
Total assets	—	264,148	264,148

The following reconciles segment information to consolidated totals:

	2007	2006	2005
Consolidated net sales:
Total segment net sales	$841,254	$577,982	$412,817
Intersegment net sales	(15,692)	—	—

Consolidated net sales	$825,562	$577,982	$412,817

	2007	2006	2005
Net (loss) income:
Segment operating (loss) income	$(707)	$9,134	$9,002
Consolidating adjustments	(646)	—	—
Interest expense and other financing costs	(8,382)	(2,656)	(1,400)
Other income	430	578	399
Income tax provision	(1,125)	(3,669)	(3,288)
Minority interest	1,605	142	—
Parent-company items	(199)	—	—

Consolidated net (loss) income	$(9,024)	$3,529	$4,713

Total assets:
Total segment assets	$1,704,961	$345,766	$264,148
Intersegment receivables, payables and other	(35,911)	—	—

Consolidated total assets	$1,669,050	$345,766	$264,148

Geographic and other information

Substantially all sales to external customers are made in the United States. All long-lived assets are located in the United States.

The Company had no sales to a single external customer in excess of 10% of total net sales in 2007, 2006 and 2005.

4.	Transactions with Affiliates and Related Parties

The Company receives management and consulting services from the Bouchard Group, LLC and Bouchard 10S, LLC, both owned by officer-stockholders of the Company. The Company incurred costs of $853, $927 and $1,364 during 2007, 2006 and 2005, respectively for such services which are included in selling, general and administrative expense.

The Company leased an aircraft from BG3, LLC which is owned by officer-stockholders of the Company. The Company incurred costs of $565 during 2005 under the lease.

Chicago Logistics, LLC provides logistic services to the Company. Members of Chicago Logistics, LLC are minority stockholders of the Company. The Company incurred costs of $13,482, $6,205 and $675 in 2007, 2006 and 2005, respectively, with Chicago Logistics, LLC. At December 31, 2007 and 2006, the Company had accounts payable of $851 and $442 due to Chicago Logistics, LLC.

The Company had sales to and purchased raw materials from Mars Steel Corp. Shareholders of Mars Steel Corp are minority stockholders in the Company. Sales to Mars Steel Corp totaled $13, $71 and $440 during 2007, 2006 and 2005, respectively. The Company purchased raw materials from Mars Steel Corp in the amount of $5,694, $3,227 and $847 during 2007, 2006 and 2005, respectively. The Company provided consulting and management services to Mars Steel Corp under an agreement that expired in 2005. The Company recorded management fee income of $180 during 2005. At December 31, 2007 and 2006, the Company had accounts payable due to Mars Steel Corp of $281 and $39, respectively.

The Company purchased certain raw materials from Wheeling-Pittsburgh and its affiliates, of $18,021 during the period from January 1, 2007 through November 27, 2007 and $649 during 2006. At December 31, 2006, the Company had accounts payable due to Wheeling-Pittsburgh and its affiliates of $489. At December 31, 2006, the Company had an amount due from Wheeling-Pittsburgh of $1,715 related to the reimbursement of costs associated with the successful proxy fight to gain control of the Wheeling-Pittsburgh board of directors during 2006.

During 2007, the Company incurred costs of $3,000 payable to Raymond James & Associates, Inc., pursuant to an agreement entered into in 2006, for services rendered as an introducing agent in connection with the merger transaction discussed in Note 1. A member of the ESSG board of directors served as managing director of Raymond James & Associates, Inc. The Company satisfied $1,500 of its obligation to Raymond James & Associates in cash and satisfied the remaining portion of the obligation by issuing 77,320 shares of common stock in January 2008.

As a result of the Wheeling-Pittsburgh acquisition, the Company acquired 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which is accounted for using the equity method of accounting. The Company had sales to Wheeling-Nisshin of $14,431 during the period from November 27, 2007 through December 31, 2007. At December 31, 2007, the Company had accounts receivable due from Wheeling-Nisshin, Inc. of $5,622 and had accounts payable to Wheeling-Nisshin of $542.

As a result of the Wheeling-Pittsburgh acquisition, the Company acquired 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $7,620 during the period from November 27, 2007 through December 31, 2007. At December 31, 2007, the Company had accounts receivable due from OCC of $3,507 and had accounts payable due to OCC of $91. At December 31, 2007, the Company had a loan receivable due from OCC of $5,375, which bears interest at a variable rate, which currently approximates 7.3%. The Company recorded interest income on the loan receivable of $31 during the period from November 27, 2007 through December 31, 2007.

As a result of the Wheeling-Pittsburgh acquisition, the Company acquired a 50% voting and non-voting capital interest in Mountain State Carbon, LLC (MSC), a joint venture, which is accounted for using the equity method of accounting. The Company purchased coke and coke-related products from MSC in the amount of $10,334 during the period from November 27, 2007 through December 31, 2007. The Company provides services to MSC under a management agreement and an operating agreement. During the period from November 27, 2007 through December 31, 2007, the Company billed MSC $3,576 for such services. At December 31, 2007, the Company had accounts payable to MSC of $7,453 and had accounts receivable due from MSC of $3,444.

As a result of the Wheeling-Pittsburgh acquisition, the Company acquired 50% of the outstanding common stock of Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture, and 50% of the outstanding common stock of Avalon Metal Roofing and Building Components, LLC (Avalon), a joint venture. These joint ventures are accounted for using the equity method of accounting. The Company had sales to these joint ventures of $1,153 during the period from November 27, 2007 through December 31, 2007. At December 31, 2007, the Company had accounts receivable due from these joint ventures of $2,022.

5.	Restructuring Costs

In connection with and as a part of the merger transaction discussed in Note 1, the Company approved a plan to idle operations at Wheeling-Pittsburgh’s steel-making facility in Allenport, Pennsylvania and curtail production to one galvanizing line at Wheeling-Pittsburgh’s steel-making facility in Martins Ferry, Ohio. Steel-making at Wheeling-Pittsburgh’s Allenport, Pennsylvania facility was idled at the end of the first quarter of 2008. It is anticipated that the curtailment to one galvanizing line at Wheeling-Pittsburgh’s Martins Ferry, Ohio facility will occur by the end of the third quarter of 2008. As a result, the following costs were identified as exit costs, all of which are associated with Wheeling-Pittsburgh and all of which were included as an assumed obligation in the determination of the cost to acquire the outstanding common stock of Wheeling-Pittsburgh as of November 27, 2007:

	Involuntary Termination Benefits	Environmental Costs	Contract Termination Costs	Total
Balance, November 27, 2007—assumed	$36,752	$793	$4,520	$42,065
Costs incurred	—	—	—	—
Costs paid/settled	—	—	—	—
Other adjustments	—	—	—	—

Balance, December 31, 2007	$36,752	$793	$4,520	$42,065

6.	Share-Based Payments

As a result of the merger transaction discussed in Note 1, all of the Wheeling-Pittsburgh outstanding stock options and stock unit awards were converted into stock options and stock unit awards of the Company, on the same terms and conditions, issuable in shares of common stock of the Company. As a result, the Company is deemed to have exchanged or issued new stock options and stock unit awards for the stock options and stock unit awards of Wheeling-Pittsburgh that were previously outstanding. The fair value of the stock options and the stock unit awards immediately before and after the merger transaction were deemed to be equal in amount. No additional compensation cost was recognized as a result of the exchange.

Stock options

On November 27, 2007, as a result of the merger transaction, the Company replaced outstanding Wheeling-Pittsburgh stock options for stock options to acquire 40,578 shares of Company common stock under a stock option plan for non-employee directors of the Company at a weighted average exercise price of $18.74 per share. Options were granted at a price equal to the average stock price for a five-day period ending on the date of grant, vest upon receipt, are exercisable at the option of the holder and lapse ten years from the date of grant. If a non-employee director of the Company terminates association with the Company, outstanding stock options are exercisable within 90 days from the date of such termination.

A summary of activity under this plan as of December 31, 2007 and changes during the year then ended is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	—	$—
Issued—November 27, 2007 (merger transaction)	40,578	18.74
Exercised	—	—

Outstanding, December 31, 2007	40,578	$18.74

Exercisable, December 31, 2007	40,578	$18.74	$41

Compensation expense under this plan is measured as being equal to the fair value of the stock options granted on the grant date. The grant date fair value of stock options granted under the plan is estimated using the Black-Scholes pricing model. No compensation expense was recorded during the period from November 27, 2007 through December 31, 2007.

Stock unit awards

On November 27, 2007, as a result of the merger transaction, the Company replaced outstanding Wheeling-Pittsburgh stock unit awards in exchange for 369,184 stock unit service awards and 26,221 stock unit performance awards to certain employees under its management stock incentive plan. Stock unit service awards vest to each individual based solely on service, subject to forfeiture. Stock unit performance awards vest to each individual in full, subject to forfeiture, based on a combination of service and market performance. In general, market performance will be determined based on a comparison of the annualized total shareholder return of the Company’s stock, as defined by the plan, as compared to the percentage increase in the Dow Jones US Steel Index over the three-year period ending December 31, 2008. Based on market performance as measured against predetermined targets, as defined by the plan, all, a portion or none of these stock unit performance awards may vest to each individual on March 31, 2009. Each stock unit award is equivalent to one share of common stock of the Company. The Company, at its sole discretion, has the option of settling stock unit awards in cash or by issuing common stock or a combination of both. No stock unit awards granted under this plan are subject to retirement eligible provisions.

The grant date fair value of stock unit service awards is measured as being equal to the fair value of the Company’s common stock on the date of grant. The grant date fair value of stock unit performance awards is estimated using a lattice-based valuation model.

A summary of activity under this plan as of December 31, 2007 and changes during the year then ended is as follows:

	Units/ Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2006	—	$—
Issued—November 27, 2007 (merger transaction)	395,405	19.16
Issued	5,000	13.80
Forfeited	—	—
Vested	(73,892)	$18.14

Balance, December 31, 2007	326,513	$19.31

Stock unit awards outstanding at December 31, 2007 vest, subject to forfeiture and certain change of control transactions, as follows:

Quarter Ended Grant Date	Stock Unit Type	Units	Vesting Date/Period
March 31, 2006	Service award	26,225	March 31, 2008
March 31, 2006	Performance award	26,221	March 31, 2009
December 31, 2006	Service award	114,000	December 31, 2008
March 31, 2007	Service award	67,567	Quarterly through December 31, 2008
March 31, 2007	Service award	20,000	March 31, 2008
March 31, 2007	Service award	27,500	Annually over two years
June 30, 2007	Service award	30,000	June 30, 2008
June 30, 2007	Service award	5,000	Annually over two years
September 30, 2007	Service award	5,000	Annually over two years
December 31, 2007	Service award	5,000	Annually over two years

Total		326,513

Compensation expense for stock unit awards is measured as being equal to the grant date fair value of the stock unit awards, amortized over the requisite service period for the entire award, using the straight-line method. Compensation expense relative to stock unit awards amounted to $300 for the period from November 27, 2007 through December 31, 2007. At December 31, 2007, deferred compensation expense relative to stock unit awards amounted to $5,301. This amount will be amortized to expense over the requisite service period through December 2009. The fair value of stock unit awards vested during December 2007 amounted to $834. In February 2008, all service awards originally subject to vesting over a three-year period were modified to vest over a two-year period, one-third vesting in the first year and two-thirds vesting in the second year. The above vesting schedule reflects this vesting period change.

Common stock earn out agreement

Pursuant to an agreement entered into in connection with a 2005 acquisition, the Company granted certain key employees the right to receive up to 345,267 shares of common stock of the Company, as adjusted, subject to the achievement of certain financial results of the acquired entity, as defined by the agreement, over a three year period beginning January 1, 2006. In November 2007, the Company settled the remaining 2008 obligation for $597. As of December 31, 2007 and 2006, 9,877 and 45,930 shares of common stock, as adjusted, of the Company, respectively, were earned under the terms of the agreement. Compensation expense of $597 (of which $400 was settled in cash) and $745 was recorded in 2007 and 2006, respectively, with respect to this agreement. Compensation expense was determined based on an estimate of the fair value of the Company’s common stock on the date of grant.

Restricted stock

During 2006, the Company amended employment agreements with directors of ESSG to provide for restricted stock grants. Fair value of these grants was determined by the board of directors of ESSG totaling $2,967 on the date of grant. During 2006, ESSG issued 138,285 shares of its common stock, as adjusted, the maximum number of shares issuable under the agreements. These shares were transferable without restriction on January 15, 2007. Compensation expense is being amortized over the term of the employment agreements. Compensation expense related to these employment agreements amounted to $265 and $2,702 in 2007 and 2006, respectively.

The Company authorized 3,200,000 shares of common stock for issuance under its management stock incentive plans. At December 31, 2007, 40,578 options to acquire shares of common stock were outstanding under the plans and 326,513 stock unit awards were outstanding under the plans.

7.	Interest Expense and Other Financing Costs

	Year Ended December 31,
	2007	2006	2005
Interest incurred	$7,109	$2,656	$1,400
Less interest capitalized	(205)	—	—

Net interest	6,904	2,656	1,400
Amortization of deferred financing costs	1,478	—	—

Interest expense and other financing costs	$8,382	$2,656	$1,400

8.	Other Income

	Year Ended December 31,
	2007	2006	2005
Equity income (loss) in affiliates	$(819)	$2	$(17)
Interest and investment income	211	68	123
Other	1,038	508	293

Total	$430	$578	$399

9.	Loss Per Share

For the years ended December 31, 2007, 2006 and 2005, a reconciliation of the numerator and denominator for the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2007	2006	2005
Net income	$(9,024)	$3,529	$4,713
Preferred stock dividends	(12,743)	(15,758)	(15,234)
Beneficial conversion feature—preferred stock	—	(42,965)	—

Loss available to common stockholders	$(21,767)	$(55,194)	$(10,521)

	Year Ended December 31,
	2007	2006	2005
Weighted-average basic shares outstanding (in thousands)	10,139	5,685	4,005
Dilutive effect of (in thousands):
Convertible preferred stock	—	—	—
Common stock warrants	—	—	—
Stock options	—	—	—
Stock unit awards	—	—	—

Weighted-average diluted shares outstanding (in thousands)	10,139	5,685	4,005

Basic (loss) per share	$(2.15)	$(9.71)	$(2.63)
Diluted (loss) per share	$(2.15)	$(9.71)	$(2.63)

For the year ended December 31, 2007, 341,322 weighted average shares applicable to convertible preferred stock and common stock warrants, stock options for 3,891 weighted average shares of common stock at a weighted average exercise price of $18.74 and 35,571 weighted average shares of common stock applicable to stock unit awards were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the year ended December 31, 2006, 354,037 weighted shares applicable to convertible preferred stock and common stock warrants were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the year ended December 31, 2005, 333,736 weighted shares applicable to convertible preferred stock and common stock warrants were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

In connection with the merger transaction discussed in Note 1, the stockholders of ESSG exchanged each share of outstanding common stock of ESSG held immediately prior to the merger for 49.3874 shares of common stock of Esmark. As a result, the weighted average basic shares of ESSG as previously reported for the years ended December 31, 2006 and 2005 has been adjusted to reflect this exchange ratio.

10.	Investment in Marketable Securities

The Company’s investment in marketable securities at December 31, 2006 consisted of Wheeling-Pittsburgh common stock acquired on November 22, 2006, which was classified as an available-for-sale security. At December 31, 2006, the amortized cost, gross unrealized gains and losses and the fair value of these securities was as follows:

Security	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$637	$—	$(101)	$536

Immediately prior to the merger transaction discussed in Note 1, marketable securities held by ESSG were distributed to satisfy 2007 compensation obligations. The Company had no investment in marketable securities at December 31, 2007.

11.	Inventories

	December 31,
	2007	2006
Raw materials	$138,927	$109,344
Work in process	200,737	2,421
Finished goods	51,819	29,701
Other materials and supplies	30	—
Reserves	(823)	(918)

Total current cost	390,690	140,548
Excess of carrying value over current cost	4,319	—

Total carrying value	$395,009	$140,548

During the period from November 27, 2007 through December 31, 2007, certain inventory quantities were reduced resulting in liquidations of LIFO inventories carried at costs included in Wheeling-Pittsburgh’s opening balance sheet. The effect was to reduce cost of goods sold by $352 during this period.

12.	Investment in and Advances to Affiliates

Investee	Percentage Ownership	Method of Accounting	Carrying Value	Underlying Equity in Net Assets	Difference
December 31, 2007:
Wheeling-Nisshin, Inc.	35.7%	Equity	$69,986	$44,801	$25,185
Ohio Coatings Corporation	50.0%	Equity	6,149	10,494	(4,345)
Mountain State Carbon, LLC	50.0%	Equity	168,873	114,921	53,952
Other affiliates	33.3% -50.0%	Equity	1,947	1,947	—

Total			$246,955	$172,163	$74,792

December 31, 2006:
Other affiliates	33.3%	Equity	$95	$95	$—

The difference between the carrying value of the investment in affiliates and the underlying equity in the net assets of the affiliates, exclusive of amounts allocated to goodwill, is being amortized to income over a period ranging from 10 to 13 years, which represents the estimated remaining useful life of the long-lived assets of the affiliates. Amortization of this difference amounted to $1,246 during 2007 which was included in equity income of affiliates. All of the affiliates are non-public companies for which quoted market prices are not available. Effective March 13, 2008, Wheeling-Pittsburgh sold its 35.7% equity interest in Wheeling-Nisshin for $71,400.

The Company has a loan receivable due from Ohio Coatings Corporation which bears interest at a variable rate, which currently approximates 7.3%. The loan receivable due from Ohio Coatings Corporation was $5,375 at December 31, 2007.

13.	Property, Plant and Equipment

	December 31,
	2007	2006
Land and land improvements	$10,702	$2,707
Buildings	38,289	18,541
Machinery and equipment	621,872	36,073
Construction in progress	10,169	—

Total	681,032	57,321
Less accumulated depreciation and amortization	(17,727)	(8,541)

Net	$663,305	$48,780

Depreciation expense amounted to $9,264, $4,848 and $4,064 for the years ended December 31, 2007, 2006 and 2005, respectively. Property, plant and equipment included gross assets acquired under capital leases of $35,701 and $2,512 at December 31, 2007 and 2006, respectively. Related amortization included in accumulated depreciation and amortization was $651 and $398 at December 31, 2007 and 2006, respectively. Amortization of assets under capital leases is included in depreciation expense.

14.	Intangible Assets

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$41,051	$13,393	$40,711	$9,635
Technology	12,298	70	—
Covenant not to compete	3,225	2,220	3,225	223
Other deferred costs	108	89	108	52

Total	56,682	15,772	44,044	9,910
Intangible assets not subject to amortization:
Trade name	150	—	150	—

Total	$56,832	$15,772	$44,194	$9,910

Amortization expense for intangible assets subject to amortization amounted to $5,862, $4,775 and $4,752 for 2007, 2006 and 2005, respectively. The Company recognized an impairment loss of $3,278 in 2006 relative to customer relationships. Fair value was estimated based on the present value of future cash flows.

Estimated amortization expense for each of the five succeeding years is as follows:

2008	$5,099
2009	3,910
2010	3,738
2011	3,607
2012	3,444

Total	$19,798

15.	Goodwill

	Mill Operations Segment	Downstream Operations Segment	Total
Balance, December 31, 2005	$—	$44,283	$44,283
Acquisitions	—	888	888
Impairment	—	(3,254)	(3,254)

Balance, December 31, 2006	—	41,917	41,917
Acquisitions	—	—	—
Impairment	—	(9,700)	(9,700)

Balance, December 31, 2007	$—	$32,217	$32,217

The Company recognized an impairment loss of $9,700 and $3,254 in 2007 and 2006, respectively, relative to goodwill applicable to ESSG.

16.	Short-Term Debt

At December 31, 2007 and 2006, the Company had $208,439 and $46,315 outstanding under ESSG’s and Wheeling-Pittsburgh’s revolving credit facilities, respectively.

The Company’s wholly-owned subsidiary ESSG has a $150,000 revolving credit facility. The revolving credit facility matures the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of ESSG’s term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008. The facility provides for borrowings of up to 85% of eligible accounts receivable, as defined by the facility, and up to 70% of the value of eligible inventory, as defined by the facility. The facility also provides for up to $25,000 in letters of credit. Borrowings under the facility are secured by substantially all of the assets of ESSG and its subsidiaries, including accounts receivable and inventory and stock of subsidiary companies. Borrowings under the facility bear interest, payable monthly, at the option of ESSG, at LIBOR plus 2.25%% or at a bank’s prime rate or federal funds rate plus 1.50%. The facility contains customary affirmative and negative covenants and restrictions which increase once availability, as defined by the facility, falls below $5,000. As of December 31, 2007, ESSG was also required to maintain a minimum fixed charge coverage ratio of 1.10:1 if borrowing availability under the facility is less than $20,000. ESSG was in compliance with these covenants and restrictions as of December 31, 2007. This minimum availability reserve may increase by up to $10,000 over time to $15,000, based on the occurrence of certain events. Effective with such amendment, ESSG is also required to maintain a minimum fixed charge coverage ratio of not less than 1.75:1 for measurement periods as defined in the agreement. At December 31, 2007 and 2006, $65,439 and $46,315 was outstanding under the facility, respectively. At December 31, 2007, ESSG had availability of $13,263 under the facility.

The Company’s wholly-owned subsidiary, Wheeling-Pittsburgh has a $225,000 revolving credit facility. The revolving credit facility expires on the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of Wheeling-Pittsburgh’s amended and restated term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008. The facility provides for borrowings of up to 85% of eligible accounts receivable, as defined by the facility, and up to 65% of the value of eligible inventory, as defined by the facility. The facility also provides for up to $50,000 in letters of credit. Borrowings under the facility are collateralized by a first lien on accounts receivable and inventory and a third lien on other tangible and intangible assets and investments in affiliates of Wheeling-Pittsburgh. Borrowings under the facility bear interest, payable monthly, at the option of Wheeling-Pittsburgh, at LIBOR plus 2.75% or the prime rate plus 1.50%. The facility contains a fixed charge coverage ratio of at least 1.0:1, computed based on the four most recently completed quarters. If Wheeling-Pittsburgh meets the consolidated fixed charge coverage ratio at the end of the preceding quarter, it is not required to maintain any amount of minimum borrowing availability during the succeeding quarter. If Wheeling-Pittsburgh fails to meet the consolidated fixed charge coverage ratio at the end of the preceding quarter, it is required to maintain minimum borrowing availability of $50,000 at all times during the succeeding quarter.

Alternatively, effective with an amendment to the revolving credit facility dated February 29, 2008, Wheeling-Pittsburgh may be in compliance with this financial covenant if it maintains minimum borrowing availability of $70,000 at all times, inclusive of the ability to access up to $60,000 of excess collateral, as defined under the facility and if available, as additional borrowing availability. This alternative way of complying with its financial covenants permits Wheeling-Pittsburgh to access up to $10,000 of additional borrowing availability, under the amended and restated revolving credit agreement, if excess collateral is available. As of December 31, 2007, Wheeling-Pittsburgh failed to meet the consolidated fixed charge coverage ratio of 1.0:1. However, Wheeling-Pittsburgh was in compliance with the financial covenant under its amended and restated revolving credit facility as of December 31, 2007 as a result of maintaining minimum borrowing availability of $50,000, which was applicable as of that date.

At December 31, 2007, $143,000 was outstanding under the facility and letters of credit of $23,511 were outstanding under the facility. At December 31, 2007, Wheeling-Pittsburgh had availability of $48,489 under the facility after consideration of minimum borrowing availability requirements.

The revolving credit facilities of ESSG and Wheeling-Pittsburgh limit their ability to pay dividends to Esmark which, in turn, limits Esmark’s ability to pay dividends.

17.	Long-Term Debt

	December 31,
	2007	2006
Senior secured term loan	$149,900	$—
Series A secured notes, net of discount of $5,660	32,691	—
Series B secured notes, net of discount of $3,446	21,077	—
Unsecured 6% note, net of discount of $2,343	9,863	—
West Virginia Department of Development	6,539	—
Ohio Department of Development	1,400	—
Industrial revenue bonds—capital leases	4,915	—
Other capital leases	32,220	1,859
Other	2,100	—

Total	260,705	1,859
Less amount due in one year	229,065	484

Long-term debt due after one year	$31,640	$1,375

Long-term debt matures as follows:

	Total	Reclassified	As Adjusted
2008	$167,124	$61,941	$229,065
2009	5,324	—	5,324
2010	25,612	(21,077)	4,535
2011	44,291	(40,864)	3,427
2012	2,149	—	2,149
After 2012	16,205	—	16,205

Total	$260,705	$—	$260,705

Due to substantial doubt about the Company’s ability to continue as a going concern (see Note 30) and as the result of cross-default and cross-acceleration provisions in certain long-term debt instruments, certain long-term debt as noted above has been reclassified as a current obligation in the balance sheet as of December 31, 2007.

$250,000 senior secured term loan

Wheeling-Pittsburgh has $149,900 outstanding under a senior secured term loan agreement, which, as amended, is due and payable in full on July 31, 2008. At December 31, 2007, interest accrued on the term loan, at the option of Wheeling-Pittsburgh, at LIBOR plus 1.34% or the prime rate plus 0.72%. The average rate of interest on amounts outstanding under the term loan agreement at December 31, 2007 approximated 6.5%. The term loan agreement is collateralized by a first lien on tangible and intangible assets and investments in affiliates and a second lien on accounts receivable and inventory. The senior secured term loan agreement contains no financial covenants. The senior secured term loan agreement is guaranteed, in part, by the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development Fund. Subsequent to December 31, 2007, the term loan was refinanced (see Note 28).

$40,000 Series A secured notes

Wheeling-Pittsburgh has Series A secured notes outstanding in the aggregate amount of $32,691, net of debt discount of $5,660. The Series A secured notes mature on August 1, 2011. The Series A secured notes have no fixed repayment schedule. Mandatory redemptions are required based on excess cash flow, as defined by the Series A secured notes. The Series A secured notes bear interest at a rate of 5% through July 31, 2008 and 8% thereafter. Interest is payable in June and December of each year. In the event that distributions from Wheeling-Nisshin, Inc., which was sold in March 2008, and Ohio Coatings Company (affiliates of Wheeling-Pittsburgh) are not adequate to pay interest on the Series A secured notes when due, the Company is required to pay interest in-kind at rates set forth in the Series A secured notes. The Series A secured notes are collateralized by a second lien on tangible and intangible assets and investments in affiliates and a third lien on accounts receivable and inventory.

$20,000 Series B secured notes

Wheeling-Pittsburgh has Series B secured notes outstanding in the aggregate amount of $21,077, net of debt discount of $3,446. The Series B secured notes mature on August 1, 2010. The Series B secured notes have no fixed repayment schedule. Prepayments are required based on excess cash flow, as defined by the Series B secured notes. The Series B secured notes bear interest at a rate of 6%. Interest is payable in June and December of each year. In the event that excess cash flow, as defined by the Series B secured notes, is insufficient to pay interest due on the Series B secured notes, the Company is required to pay interest in-kind at rates set forth in the Series B secured notes. The Series B secured notes are collateralized by a fourth lien on tangible and intangible assets and investments in affiliates and a fourth lien on accounts receivable and inventory.

$10,000 Unsecured 6% note

Wheeling-Pittsburgh has an unsecured note outstanding in the aggregate principal amount of $9,863, net of debt discount of $2,343. The unsecured note matures in 2011. The unsecured note has no fixed repayment schedule. The unsecured note bears interest at 6%. Interest is payable in June and December of each year. If cash interest is not paid, the Company is required to pay interest in-kind. The unsecured note is subordinated in right of payment to the revolving credit agreements, the term loan agreement and the Series A and B secured notes.

West Virginia and Ohio Departments of Development

Wheeling-Pittsburgh has a five-year term loan agreement with the West Virginia Department of Development that matures September 1, 2008. The term loan bears interest, payable annually, at LIBOR plus 3.125%, with such rate being reset annually.

Wheeling-Pittsburgh has a loan agreement with the Ohio Department of Development that, as amended, is payable in equal monthly installments of $50 through April 2010. The loan bears interest, payable monthly, at a rate of 3%.

Industrial revenue bonds—capital leases

Amounts due under industrial revenue bonds issued by the Commonwealth of Virginia are payable in annual installments ranging from $320 in 2008 to $480 in 2014. The bonds bear interest at a rate of 7%, payable semi-annually. Amounts due under the obligations are collateralized by certain real property.

Amounts due under industrial revenue bonds issued by the State of Nevada are payable in annual installments ranging from $240 in 2008 to $380 in 2014. The bonds bear interest at a rate of 8%, payable semi-annually. Amounts due under the obligations are collateralized by certain real property.

Other capital leases

The Company has a capital lease obligation outstanding relative to a cogeneration facility that is payable in various monthly installments ranging from $633 in 2008 to $262 in 2019, including interest of 8%, which matures in December 2019. Alternatively, if Wheeling-Pittsburgh shuts-down its blast furnace, a termination fee will be due and payable in lieu of future lease payments. As of January 1, 2008, this termination fee amounted to $25,175.

The Company has three other capital lease obligations outstanding that are payable in various monthly installments ranging from $21 to $27, including interest ranging from 6.1% to 6.3% and maturities ranging from May 2009 through July 2010.

Minimum future lease payments under these capital leases are $9,083, $5,544, $4,556, $4,287, $2,741 and $20,785 for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively. Imputed interest included in these lease minimum future lease payments are $2,689, $2,015, $1,766, $1,560, $1,342 and $5,404 for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Other

The Company has other debt outstanding that is payable in semi-annual installments of $300 through December 2010, plus interest at 7%.

If an event of default results in the acceleration of Wheeling-Pittsburgh’s revolving credit facility or its senior secured term loan, such event will also result in the acceleration of substantially all of Wheeling-Pittsburgh’s other indebtedness pursuant to cross-default or cross-acceleration provisions.

18.	Leases

The Company leases certain equipment under operating lease agreements. Lease expense for 2007, 2006 and 2005 amounted to $2,145, $1,032 and $1,006, respectively. Under long-term operating leases, future minimum lease payments are $4,571 for 2008, $4,335 for 2009, $3,892 for 2010, $3,578 for 2011, $2,781 for 2012 and $8,118 thereafter.

19.	Pension and Other Postretirement and Postemployment Benefits

As a result of the merger transaction discussed in Note 1, the Company assumed the pension and other postretirement obligations of Wheeling-Pittsburgh as described below.

Pension and Other Postretirement Plans

The Company maintains a supplemental defined benefit pension plan for all salaried employees of Wheeling-Pittsburgh employed as of January 31, 1998, which provides a guaranteed minimum benefit based on years of service and compensation. The total benefit payable under this plan is offset by the employee’s account balance in a salaried defined contribution pension plan, the employee’s accrued benefit payable by the Pension Benefit Guaranty Corporation related to a defined pension benefit plan terminated in 1985 and the employee’s accrued benefit payable as of July 31, 2003 under a plan sponsored by WHX Corporation (the former parent company of Wheeling-Pittsburgh). The plan also provides benefits to certain hourly employees who were eligible for retirement in 2003 and who elected to retire under a job buyout program offered by Wheeling-Pittsburgh. Benefits under the job buyout program provide for a benefit of $40 payable in equal monthly installments until the individual reaches the age of 62 or for a period of two years, whichever is longer.

The Company maintains health care, life insurance and surviving spouse benefit plans for retired salaried employees of Wheeling-Pittsburgh and for hourly employees of Wheeling-Pittsburgh retiring after October 1, 2003. Hourly employees of Wheeling-Pittsburgh who retired prior to October 1, 2003 are provided similar benefits under a Voluntary Employee Benefits Association (VEBA) trust (See Note 20). In general, these plans pay a percentage of medical costs, reduced by deductibles and other coverages. The Company has an agreement with the USW to limit or cap the per capita cost of benefits to be paid for periods subsequent to February 1, 2009 at the per capita cost incurred during the twelve-month period ending January 1, 2009. The Company’s health care and life insurance benefit plans for retired employees provides prescription drug benefits. The Company’s prescription drug benefit plan has been determined to be actuarially equivalent to the prescription drug benefits under Medicare Part D. As a result, the Company qualifies for a Federal subsidy relative to its prescription drug benefit plan.

The Company uses a December 31 measurement date for all benefit plans.

Benefit obligation and funded status

The benefit obligation, change in plan assets, funded status and the amounts recognized in the consolidated balance sheet with respect to the plans were as follows:

	Pension Benefits	Postretirement Benefits
	December 31,
	2007	2007
Change in benefit obligation:
Benefit obligation, beginning of year	$—	$—
Assumed—business combination	8,206	136,570
Service cost	19	172
Interest cost	40	496
Actuarial (gain) loss	(45)	580
Benefits paid	(149)	(287)

Benefit obligation, end of year	8,071	137,531

Change in plan assets:
Fair value of plan assets, beginning of year	—	—
Assumed—business combination	5,909	—
Actual return on plan assets	13	—
Company contributions	—	287
Benefits paid	(149)	(287)

Fair value of plan assets, end of year	5,773	—

Funded status of plans	(2,298)	(137,531)
Unrecognized actuarial (gain) loss	(24)	580
Unrecognized prior service cost (benefit)	—	—

Net amount recognized	$(2,322)	$(136,951)

Amounts recognized in consolidated balance sheet:
Payroll and employee benefits payable—current	—	10,900
Employee benefits—noncurrent	2,298	126,631

Net amount recognized	$2,298	$137,531

Amounts recognized in accumulated comprehensive loss at December 31, 2007 consisted of the following:

	Pension Benefits	Postretirement Benefits
	December 31,
	2007	2007
Amounts recognized in accumulated other comprehensive income:
Unrecognized actuarial loss	$(24)	$580
Unrecognized prior service cost (benefit)	—	—

Net amount recognized	$(24)	$580

The accumulated benefit obligation for the Company’s defined benefit pension plan was $5,484 at December 31, 2007.

Components of net periodic benefit costs

Components of net periodic benefit costs were as follows:

	Pension Benefits	Postretirement Benefits
	Period from November 27 through December 31,
	2007	2007
Net periodic benefit cost:
Service cost	$19	$172
Interest cost	40	496
Expected return on plan assets	(34)	—
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—

Net periodic benefit cost	$25	$668

No amounts included in accumulated other comprehensive income will be recognized as components of net periodic benefit costs in 2008.

Assumptions

Assumptions used to determine benefit obligations and net periodic benefit costs were as follows:

	Period from November 27 through December 31, 2007	At December 31, 2007
Expected long-term rate of return	8.50%	8.50%
Discount rate—pension benefit obligation	6.10%	6.25%
Discount rate—postretirement benefit obligation	5.90%	5.80%
Rate of compensation increase	4.00%	4.00%

The expected long-term rate of return on plan assets is based on expected future rates of return on plan assets considering the current and future investment portfolio. At December 31, 2007, a discount rate of 6.25% was assumed to determine the pension obligation and a discount rate of 5.8% was assumed to determine the postretirement benefit obligations. These rates were based on yield curves for high-quality corporate bonds matched to the projected plan payments under the plans.

Assumed health care cost trend rates were as follows:

December 31, 2007
Health care cost trend rate assumed for next year	10.00%
Rate to which the cost trend rate gradually declines	5.00%
Year that the rate reaches the rate at which it is assumed to remain	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1% Increase	1% Decrease
Effect on service and interest costs	$4	$(1)
Effect on accumulated benefit obligation	$398	$(160)

Plan Assets

The Company’s pension plan investment policy is to ensure that the assets of the plan will be invested in a prudent manner to meet the obligations of the plan as those obligations come due. Plan assets invested in money market funds are used, principally, to meet the short-term, scheduled payment obligations under the Company’s job buyout program. The remaining portion of plan assets are invested in short-term debt securities with maturities scheduled to meet longer-term obligations of the plan.

Plan assets allocations, by major category, at December 31, 2007 and targeted plan asset allocations by major category for 2008 are as follows:

Asset Category	Policy Range	Percentage December 31, 2007	Target Percentage 2008
Money market funds	5% - 15%	6%	10%
Debt securities	85% -95%	94%	90%

Total		100%	100%

Cash Flows

The Company expects to make the following contributions and make the following benefit payments with respect to its benefit plans:

	Pension Benefits	Postretirement Benefits
Employer contributions—2008	$—
Expected benefit payments:
2008	$1,153	$10,900
2009	795	11,582
2010	612	12,173
2011	569	12,654
2012	671	12,943
2013 and after	4,933	72,494

Other Plans and Benefits

The Company maintains savings plans (401k plans) for both salaried and hourly employees. The Company makes matching contributions subject to the provisions of the plans. During 2007, 2006 and 2005, the Company made matching contributions to these plans of $341, $319 and $202, respectively.

The Company is obligated to make monthly contributions to the Steelworkers Pension Trust (SPT), a multi-employer pension plan, based on hours worked by USW-represented employees of Wheeling-Pittsburgh. During the period from November 27, 2007 through December 31, 2007, the Company contributed $1,381 to the SPT.

The Company maintains defined contribution pension plans for both salaried and hourly employees of Wheeling-Pittsburgh. In general, contributions are made to the hourly defined contribution plans based on age and hours worked and contributions are made to the salaried defined contribution plans based on age and compensation levels. Contributions to these plans for the period from November 27, 2007 through December 31, 2007 amounted to $496.

The Company maintains a defined contribution supplemental executive retirement plan for certain executive officers of Wheeling-Pittsburgh. In general, amounts are accrued to the individual accounts of the executive officers based on age and compensation levels, as defined by the plan. During the period from November 27, 2007 through December 31, 2007, the Company accrued $57 under this plan.

The Coal Industry Retiree Health Benefit Act of 1992 (“the Act”) created a new United Mine Workers of America postretirement medical and death benefit plan to replace two existing plans that had developed significant deficits. The Act assigns companies the remaining benefit obligations for former employees and beneficiaries, and a pro rata allocation of benefits related to unassigned beneficiaries (orphans). The Company’s obligation under the Act relates to its previous ownership of coal mining operations by Wheeling-Pittsburgh. Amounts accrued for these obligations were $795 at December 31, 2007.

The Company provides benefits to former or inactive employees, principally those of Wheeling-Pittsburgh, after employment but before retirement. Those benefits include, among others, disability, severance and workers’ compensation. Amounts accrued for these obligations at December 31, 2007 amounted to $35,092. Substantially all of these amounts were determined using a discount rate of 4.5% at December 31, 2007 and are included in other employee benefit liabilities, net of amounts currently payable.

20.	VEBA and Profit Sharing Plans

Hourly employees of Wheeling-Pittsburgh who retired prior to October 1, 2003, are provided medical and life insurance benefits through a VEBA trust. The VEBA trust was established on October 1, 2003 and was pre-funded with 4.0 million shares of common stock of Wheeling-Pittsburgh. On November 27, 2007, the collective bargaining agreement between Wheeling-Pittsburgh and the USW was modified to provide for contributions to the VEBA trust, commencing January 1, 2008, equal to $1,250 per quarter plus 3.5% of operating cash flow, as defined by the agreement. As a result of the guaranteed amount to be contributed to the VEBA trust during the period from January 1, 2008 through August 31, 2008, the expiration date of the collective bargaining agreement with the USW, the present value of this guaranteed benefit obligation of $3,218 has been accrued and included in other current liabilities in the balance sheet at December 31, 2007.

The Company maintains a profit sharing plan for hourly employees of Wheeling-Pittsburgh. As a result of the November 27, 2007 modification to the collective bargaining agreement, Wheeling-Pittsburgh is required to make quarterly contributions to the plan equal to 5% of operating cash flow, as defined by the plan.

Wheeling-Pittsburgh incurred no VEBA or profit sharing expense under these plans during the period November 27, 2007 through December 31, 2007.

21.	Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
Current
Federal tax provision (benefit)	$(240)	$4,239	$2,891
State tax provision (benefit)	(265)	649	830

Total	(505)	4,888	3,721

Deferred
Federal tax provision (benefit)	1,407	(1,067)	(368)
State tax provision (benefit)	223	(152)	(65)

Total	1,630	(1,219)	(433)

Income tax provision (benefit)	$1,125	$3,669	$3,288

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31,
	2007	2006	2005
Income (loss) before taxes	$(9,504)	$7,056	$8,001

Tax provision (benefit) at statutory rate of 35% in 2007 and 2006 and 34% in 2005	$(3,326)	$2,469	$2,720
Increase (decrease) in tax due to:
State and local income tax, net	233	558	483
Equity income in affiliates	(186)	—	—
Goodwill impairment	1,840	515	—
Change in valuation allowance	2,443	—	—
Other	121	127	85

Income tax provision (benefit)	$1,125	$3,669	$3,288

The components of deferred tax assets and liabilities were as follows:

	December 31,
	2007	2006
Assets:
Goodwill and other intangible assets	$2,994	$2,363
Accrued expenses	41,419	1,669
Capital leases	11,770	—
Postretirement and post employment benefits	46,016	—
Pension and other employee benefits	39,617	—
Operating loss carryforwards (expiring 2011—2027)	206,824	—
Minimum tax and other credit carryforwards	1,377	—
Inventory	—	676
Other	5,855	40

	355,872	4,748

	December 31,
	2007	2006
Liabilities:
Inventory	72,742	—
Property, plant and equipment	127,193	2,410
Investment in and advances to affiliates	61,009
State income taxes, net	—	—
Other	35	306

	260,979	2,716

Net	94,893	2,032
Valuation allowance	(96,048)	—

Net deferred tax (liability) asset	$(1,155)	$2,032

At December 31, 2007, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $529,429. Of this amount, approximately $3,412 relates to excess tax benefits associated with stock based compensation, which, when realized, will be recorded as additional paid-in capital. Ownership changes, as defined by Section 382 of the Internal Revenue Code, which occurred in June 2006 and again in November 2007 at the Company’s Wheeling-Pittsburgh subsidiary limit the Company’s ability to utilize net operating loss carryforwards to reduce future income taxes payable. The annual statutory limitation on income available to be offset by net operating losses is estimated to approximate $12,825 per year. This annual limitation will be increased to the extent that built-in gains inherent in the value of Wheeling-Pittsburgh’s assets are realized during the five-year period from the date of the ownership change.

Due to uncertainties surrounding future realization of the net operating loss carryforward and other tax benefits, a valuation allowance has been provided against the net deferred tax assets of the Company.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48, which clarifies FASB No. 109, “Accounting for Income Taxes”, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Upon implementation of FIN 48, the Company recorded $433 of unrecognized tax liabilities which were accounted for as an increase to the accumulated deficit as of January 1, 2007.

A reconciliation of the change in unrecognized tax liabilities is as follows:

Balance, January 1, 2007	$433
Increase (decrease) in:
Unrecognized tax benefits taken during prior periods	—
Unrecognized tax benefits taken during the current period	—
Unrecognized tax benefits due to settlements with tax authorities	—
Unrecognized tax benefits due to a lapse in the statute of limitations	—

Balance, December 31, 2007	$433

Of the amount of unrecognized tax liabilities as of December 31, 2007, $433 would impact the effective tax rate. The Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months. However, it is reasonably possible that unrecognized tax benefits could change within a range of $0 to $50.

Upon adoption of FIN 48, the Company has elected to recognize interest and penalties associated with uncertain tax positions as a component of income tax expense.

The statute of limitations has expired for years through 2003. The 2006 Federal and the 2004 and 2005 Illinois income tax returns of ESSG are currently under audit. ESSG has entered into an extension of the statute of limitations with the State of Illinois for the 2004 tax period. Such period has been extended to December 31, 2008. No other extensions to the statute of limitations have been entered into by the Company or any of the Company’s subsidiaries. With respect to the Company’s Wheeling-Pittsburgh subsidiary, Federal tax returns have been examined through 1997. Prior to 2003, the Company’s Wheeling-Pittsburgh subsidiary was a subsidiary of WHX Corporation. While Wheeling-Pittsburgh is no longer affiliated with WHX, certain tax attributes could be impacted by an audit of WHX for those years in which Wheeling-Pittsburgh was a subsidiary of WHX.

22.	Temporary Equity—Preferred Stock

The Company’s wholly-owned subsidiary, ESSG, had authorized 250,000 shares of $1 per share Series A convertible preferred stock. On July 31, 2006, ESSG amended the Series A preferred stock to reduce the cumulative dividend rate from 10% to 8%, to eliminate a put right held by the preferred stockholders in the event of certain triggering events and to reduce the conversion price from $1,000 to $851.49 per share. ESSG was permitted to pay any portion of dividends declared in shares of Series A preferred stock at a rate of $1,000 per share. Additionally, the Series A preferred stockholders were entitled to, among other things, preferential dividends at a rate of 8%, a liquidation preference of $1,000 per share plus accrued but unpaid dividends, appoint a majority of the ESSG’s board of directors and approve certain company actions. ESSG was entitled to elect to redeem all of the issued and outstanding Series A preferred stock at 107% of the liquidation value plus accrued but unpaid dividends.

Due to the fact that the preferred stockholders of ESSG controlled the vote of the board of directors of ESSG giving such preferred stockholders the right to compel ESSG to exercise the call feature with respect to the outstanding Series A preferred stock, ESSG recorded the preferred stock as temporary equity in its consolidated balance sheet.

As of December 31, 2006, ESSG had 172,000 shares of preferred stock outstanding with a carrying cost of $166,757. Accrued dividends of $3,468 were payable on such preferred stock as of December 31, 2006. As a result of the merger transaction discussed in Note 1, the outstanding preferred stock of ESSG was exchanged for 10,194,365 shares of common stock of the Company.

During 2006, ESSG recorded a beneficial conversion feature of $42,046 in connection with the July 31, 2006 modification noted above and recorded a beneficial conversion feature of $919 related to preferred stock issuable as preferred stock dividends as of December 31, 2006.

23.	Stockholders’ Equity

In connection with the issuance of preferred stock of ESSG, ESSG issued stock warrants to purchase 3,686 shares of common stock at a price $1,000 per share and 3,686 shares of common stock at $2,000 per share. At the time of issuance, these stock warrants were “out of the money”. As a result, no value was assigned to these stock warrants, which expire on November 8, 2009. As a result of the merger transaction discussed in Note 1, the stock warrants were adjusted to provide for the purchase of 182,037 shares of common stock of the Company at $20.25 per share and to acquire 182,037 shares of common stock of the Company at $40.50 per share. The stock warrants, as modified, were “out of the money” and as a result, no value has been assigned to these stock warrants.

24.	Common and Preferred Stock

Common and preferred stock share activity was as follows:

	Preferred Stock	Common Stock (1)
Balance, December 31, 2004	115,000	3,058,216
Stock issued—acquisitions	—	1,427,987
Stock issued	57,000	19,756

Balance, December 31, 2005	172,000	4,505,959
Stock issued—acquisitions	—	90,379
Stock issued—restricted stock	—	138,285
Stock issued	—	2,330,344

Balance, December 31, 2006	172,000	7,064,967
Stock issued—acquisitions	—	55,265
Stock issued—dividends	3,760	129,593
Stock issued—common stock earn out agreement	—	55,807
Stock issued—merger transaction:
Converted—preferred stock	(175,760)	10,194,365
Issued	—	18,806,372
Exercise of purchase rights	—	10,526,316
Exercise of put rights	—	(7,500,000)

Balance, December 31, 2007	—	39,332,685

(1)	Adjusted to reflect the exchange ratio discussed in Note 1.

25.	Supplemental Cash Flow Information

Cash payments for interest and taxes were as follows:

	Year Ended December 31,
	2007	2006	2005
Interest, net of capitalized amounts	$8,571	$2,065	$1,348
Income taxes	403	6,351	4,377

The Company acquired equipment for $2,512 under capital lease obligations during 2005.

The Company issued 145,644 and 1,427,987 shares of common stock, as adjusted, in 2006 and 2005, respectively, in connection with acquisitions, valued at $1,476 and $14,475, respectively. The Company issued 129,593 shares of common stock, as adjusted, and 3,760 shares of preferred stock in 2007 and 2006, respectively, in lieu of cash dividend payments on preferred stock. On November 27, 2007, the Company issued 15,374,105 shares of common stock to acquire 100% of the outstanding common stock of Wheeling-Pittsburgh and issued 3,432,292 shares of common stock in exchange for $68,000 of Wheeling-Pittsburgh’s outstanding convertible debt, plus accrued and unpaid interest.

26.	Financial Instruments

The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2007		December 31, 2006
	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	$20,007	$20,007	$9,765	$9,765
Short-term debt	208,439	208,439	46,315	46,315
Long-term debt:
Senior secured term loan	149,900	149,900	—	—
Other secured term debt	63,631	63,631	—	—
Other	47,174	47,174	1,859	1,859

Cash and cash equivalents

The carrying amount of cash and cash equivalents approximates fair value.

Short-term debt

Short-term debt carries a fair value rate of interest. The fair value of this instrument is estimated to reasonably approximate its carrying value.

Senior secured term loan

The senior secured term loan is a guaranteed loan and, as such, carries a fair value rate of interest. The fair value of this instrument is estimated to reasonably approximate its carrying value.

Other secured term loans

Other secured term debt is not publicly traded and carries rates of interest that may or may not reflect a fair value rate of interest. The fair value and carrying value of these instruments was estimated based on a discounted cash flow analysis.

Other long-term debt

Other long-term debt is not publicly traded and carries rates of interest that may or may not reflect a fair value rate of interest. The fair value of these instruments is estimated to reasonably approximate their carrying value.

27.	Commitments and Contingencies

Litigation

On June 6, 2007, Herman Strauss, Inc. (Strauss) commenced an arbitration proceeding against Wheeling-Pittsburgh arising out of the termination, in the first quarter of 2007, of three agreements dated April 8, 2004, between Wheeling-Pittsburgh and Strauss relating to the supply and processing of steel scrap by Strauss. That termination arose out of the failure to resolve several issues, including workplace safety practices, billing issues and other significant matters, relating to Strauss’ performance under those agreements. Strauss alleged damages of approximately $18,400 associated with the dispute and termination of the agreements. In Wheeling-Pittsburgh’s responsive filing, Wheeling-Pittsburgh asserted substantial claims arising out of Strauss’ performance and practices under the agreements. In a related proceeding, on June 7, 2007 Strauss filed a complaint against ESSG in the U.S. District Court for the Northern District of West Virginia alleging tortious interference with contractual relations related to the termination of the scrap agreements. Strauss asserted damages of approximately $18,400 in connection with such claims. On May 9, 2008, ESSG reached a settlement with Strauss in satisfaction of all outstanding claims under these suits and Wheeling-Pittsburgh reached a settlement with Strauss on all claims in the arbitration with the exception of two specific billing issues which the parties continue to discuss.

On June 7, 2007, Metal Management, Inc. (MMI) filed a complaint against Wheeling-Pittsburgh in the Supreme Court of the State of New York alleging breach of contract relating to a series of purchase orders issued by Wheeling-Pittsburgh to MMI for steel scrap. That same day and in the same court, MMI filed a notice for summary judgment in lieu of a complaint against ESSG related to the guarantee of certain obligations of Wheeling-Pittsburgh. The litigation was in response to WPSC rejection of certain scrap deliveries from MMI stemming from non-conforming quality issues. In the litigation, MMI alleged a right for payment of $28,222 for all past and future deliveries of scrap under purchase orders issued by Wheeling-Pittsburgh, of which $14,643 had been paid by Wheeling-Pittsburgh. On March 25, 2008, Esmark reached a settlement with MMI regarding the dispute for all unpaid amounts for scrap consumed plus settlement costs.

As a result of the settlements with Strauss and MMI, Wheeling-Pittsburgh accrued $9,170 in its opening balance sheet as of the date of the merger.

On May 8, 2008, ArcelorMittal announced that it filed a suit against Esmark and an affiliate in the Supreme Court of New York seeking in excess of $540,000 in connection with Esmark’s and its affiliate’s breach of an August 1, 2007 contract to purchase the Sparrows Point steel manufacturing facility from Arcelor/Mittal for $1,350,000.

In April 2005 Wheeling-Pittsburgh filed a lawsuit in Brooke County, West Virginia Circuit Court against Massey Energy Company (Massey) and its subsidiary, Central West Virginia Energy Company (CWVEC), seeking substantial monetary damages for breach of a metallurgical coal supply contract between Wheeling-Pittsburgh and CWVEC. On July 2, 2007, a jury awarded Wheeling-Pittsburgh and Mountain State Carbon, LLC, its coke plant joint venture and co-plaintiff, $119,850 in compensatory damages and $100,000 in punitive damages against Massey and CWVEC. By order dated August 2, 2007, the trial judge affirmed the jury’s award with respect to punitive damages and awarded pre-judgment interest totaling approximately $24,050. On September 4, 2007, the trial judge denied Massey’s and CWVEC’s motion for a new trial and all other post-trial motions. The court also granted judgment on a certain counterclaim by Massey, the value of which with pre-judgment interest totaled approximately $4,550. Massey and CWVEC have appealed this verdict to the West Virginia Supreme Court of Appeals. The final outcome cannot be determined until all appeals are concluded. We are unable to predict at this time when the determination of a final amount will occur or when, or if, we will receive payment on the award. No amounts have been recorded as of December 31, 2007 relative to this matter.

Environmental Matters

The Company’s wholly-owned subsidiary, Wheeling-Pittsburgh, emerged from bankruptcy effective August 1, 2003. Prior to confirmation of Wheeling-Pittsburgh’s plan of reorganization effective August 1, 2003, Wheeling-Pittsburgh settled all pre-petition environmental claims made by state (Ohio, West Virginia, Pennsylvania) and Federal (U.S. Environmental Protection Agency (USEPA)) environmental regulatory agencies. Consequently, Wheeling-Pittsburgh believes that it has settled and/or discharged environmental liability for any known Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund) sites, pre-petition stipulated penalties related to active consent decrees, or other pre-petition regulatory enforcement actions.

During the second quarter of 2006, Wheeling-Pittsburgh received notification from the USEPA advising that the USEPA and the Ohio Environmental Protection Agency (Ohio EPA) will conduct an inquiry aimed at resolving various environmental matters, all of which are identified, discussed and reserved for as noted below. These inquiries commenced during the third quarter of 2006.

Wheeling-Pittsburgh estimates that demands for stipulated penalties and fines for post-petition events and activities through December 31, 2007 could total up to $3,658, which has been fully reserved by Wheeling-Pittsburgh. These claims arise from instances in which Wheeling-Pittsburgh allegedly exceeded post-petition consent decree terms, including: (a) $2,244 related to a January 30, 1996 USEPA consent decree for Wheeling-Pittsburgh’s coke oven gas desulphurization facility contributed to Mountain State Carbon, LLC; (b) $619 related to a July 1991 USEPA consent decree for water discharges into the Ohio River; (c) $101 related to a September 20, 1999 Ohio EPA consent decree for Wheeling-Pittsburgh’s coke oven gas desulphurization facility contributed to Mountain State Carbon, LLC; and (d) $694 related to a 1992 USEPA consent order for other water discharges issues. Wheeling-Pittsburgh may have defenses to certain of these exceedances.

In September 2000, Wheeling-Pittsburgh entered into a consent order with the West Virginia Department of Environmental Protection wherein Wheeling-Pittsburgh agreed to remove tar and contaminated sediments from the bed of the Ohio River. Wheeling-Pittsburgh estimates the cost of removal of the remaining contaminated sediments to be $1,000 at December 31, 2007, which has been fully reserved by Wheeling-Pittsburgh. Wheeling-Pittsburgh currently expects this work to be substantially complete by the end of 2008.

Wheeling-Pittsburgh is under a final administrative order issued by the USEPA in June 1998 to conduct a Resource Conservation and Recovery Act Facility Investigation to determine the nature and extent of soil and groundwater contamination at its coke plant in Follansbee, West Virginia. The USEPA approved Wheeling-Pittsburgh’s investigation work plan and field activities were completed in 2004. Wheeling-Pittsburgh submitted the results of this investigation to the USEPA in the third quarter of 2005. It is expected that some remediation measures will be necessary and could commence within the next three to five years. Based on an estimate of the range of the possible cost to remediate, Wheeling-Pittsburgh has reserved $11,829 for such remediation measures.

Wheeling-Pittsburgh also accrued $506 related to a 1989 consent order issued by the USEPA for surface impoundment issues at a coke plant facility contributed to MSC.

In July 2005, Wheeling-Pittsburgh identified a possible environmental liability relative to the potential for migration of subsurface oil from historical operations at its Allenport, Pennsylvania production facility into waters in the Commonwealth of Pennsylvania. A remediation plan was developed in 2005 and a revised remediation plan was submitted to the Commonwealth of Pennsylvania during the third quarter of 2006. An estimated expenditure of $1,772 is expected to be made during 2008 to address this environmental liability, which has been fully reserved by Wheeling-Pittsburgh.

In late 2007, Wheeling-Pittsburgh applied for entry into a voluntary brownfield program with the Ohio EPA under which it agreed to remediate certain areas at all of its Ohio production facilities. The Ohio EPA questioned whether the voluntary program may be used. Wheeling-Pittsburgh accrued $7,555 for such remediation measures under this program. .An enforceable agreed order may be necessary or the USEPA may become involved. Additionally, Wheeling-Pittsburgh accrued $793 in costs to take appropriate remediation measures in connection with the idling of its Allenport, Pennsylvania production facility.

The Company’s wholly-owned subsidiary, ESSG, is currently preparing a submittal to the Illinois Environmental Protection Agency pertaining to a list of potential site contamination issues developed by a third-party. ESSG currently does not have enough information to determine whether there is a reasonable possibility that a loss will be incurred. ESSG will review the need to accrue for additional environmental liabilities as new information becomes available.

Total accrued environmental liabilities amounted to $27,113 at December 31, 2007. The Company had no accrued environmental liabilities at December 31, 2006 and 2005. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time-frame over which these liabilities will be satisfied is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $10,000.

Commitments

Wheeling-Pittsburgh entered into a 15-year take-or-pay contract in 1999, which was amended in 2003 and requires Wheeling-Pittsburgh to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $600, subject to escalation clauses. Payments for deliveries under this contract totaled $845 during the period from November 27, 2007 through December 31, 2007.

Wheeling-Pittsburgh entered into a 20-year contract in 1999, which was amended in 2003 and requires the Wheeling-Pittsburgh to purchase steam and electricity each month or pay a minimum monthly charge calculated at a minimum of $3.75 times the number of tons of iron produced each month, with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Payments for delivery of steam and electricity under this contract totaled $1,125 during the period from November 27, 2007 through December 31, 2007.

Under terms of the Mountain State Carbon, LLC joint venture agreement, Wheeling-Pittsburgh and SNA Carbon have agreed to refurbish a coke plant facility owned by Mountain State Carbon, LLC Wheeling-Pittsburgh is committed to make additional capital contributions of $777 to Mountain State Carbon, LLC in years subsequent to 2007.

Other

The Company is the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. However, based on information currently available, management believes that the disposition of these matters will not have a material adverse effect on the business, results of operations or the financial position of the Company.

28.	Subsequent Events

On April 30, 2008, the Company agreed to the material terms of a proposed tender offer and merger with Essar Steel Holdings Limited (Essar) for the purchase of all of the outstanding common stock of Esmark for $17.00 per share. The Company also entered into a binding commitment with Essar for a $110,000 term loan, the proceeds of which were used to refinance the Company’s outstanding term loan in the amount of $79,000 and to provide additional liquidity to the Company. This proposed tender offer is subject to an approximate 52-day “right to bid” period as set forth in the collective bargaining agreement with the USW which may or may not result in a competing bid or offer from another concern. If the proposed merger with Essar is terminated under certain circumstances, the Company would be required to pay Essar a termination fee of $20,500. On May 16, 2008, the USW publicly announced a demand that Esmark repudiate the Essar agreements and asserted their belief that such agreements with Essar are in direct violation of the Company’s collective bargaining agreement with the USW. The Company believes that it is in compliance with the collective bargaining agreement, including the “right to bid” provision.

On May 6, 2008, Wheeling-Pittsburgh’s term loan agreement, which was scheduled to mature on July 1, 2008, was amended and restated when Essar assumed the remaining $79,000 outstanding principal amount of the loans under the agreement. The term loan maturity date was extended to the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. Additionally, applicable margins for loans under the agreement were decreased to the three-month LIBOR rate plus 0.50% per annum payable quarterly, and the federal and State of West Virginia guarantees under the agreement were terminated in their entirety. The agreement requires that the loans be prepaid after a change in control of Esmark not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 6, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of Esmark, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the ESSG term loan agreement) of Esmark common stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan.

In a non-binding proposal dated May 20, 2008, OAO Severstal (Severstal) offered to acquire all of the outstanding common stock of the Company for $17.00 per share. Severstal also stated that they are prepared to enter into interim liquidity substitute financing arrangements upon entering into a mutually acceptable definitive merger agreement. Severstal represented that they have entered into an agreement that satisfies the successorship clause of the Company’s collective bargaining agreement and that the USW informed them that it will waive its right to bid provisions in the collective bargaining agreement with respect to the Severstal proposal.

Wheeling-Pittsburgh’s revolving credit agreement was amended or otherwise modified on January 31, 2008, February 15, 2008, February 29, 2008, March 28, 2008, April 18, 2008, April 30, 2008 and May 5, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of Wheeling-Pittsburgh’s amended and restated term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008, (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by eliminating the inventory collateral cap under the agreement and increasing access to excess collateral, if available, as additional borrowing availability from $30,000 to $60,000, offset by an increase in the minimum availability requirement from $50.0 million to $70.0 million, (iv) permit the sale of Wheeling-Pittsburgh’s equity interest in its joint venture, Wheeling-Nisshin, Inc., and use such net proceeds to prepay outstanding debt under

Wheeling-Pittsburgh’s term loan agreement, and (v) extend the required delivery date of Esmark Incorporated’s audited financial statements for fiscal year 2007 and its unaudited financial statements for the first quarter of fiscal 2008 to May 31, 2008.

On May 2, 2008, ESSG entered into a $31,000 term loan facility with Essar. Proceeds of the loan were loaned to Esmark, which contributed the funds to Wheeling-Pittsburgh, which were in turn contributed to WPSC in order to enhance liquidity. The loans under the ESSG agreement mature on the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. The term loans bear interest at the three-month LIBOR rate plus 0.50% per annum payable quarterly. The agreement requires that the loans be prepaid after a change in control of Esmark not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 2, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of Esmark, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the Wheeling-Pittsburgh term loan agreement) of Esmark Common Stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan. The loans under the agreement are guaranteed by Esmark and ESSG’s subsidiaries, and are secured by substantially all of the assets of ESSG and its subsidiaries.

ESSG’s revolving credit agreement was amended on January 31, 2008, February 15, 2008, February 29, 2008 and May 2, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of ESSG’s term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008 (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by decreasing minimum availability required under the agreement from $20,000 to $5,000 (which may increase by up to $10,000 over time to up to $15,000, based on the occurrence of certain events), (iv) introduce a stand alone fixed charge coverage ratio effective for measurement periods as defined in the agreement, (v) provide for a potential event of default if the proposed merger agreement with Essar is not executed within 52 days, and up to 74 days under conditions as defined in the amendment dated May 2, 2008, and (vi) require ESSG to loan or dividend the $31,000 in proceeds from the ESSG term loan to Esmark, allow Esmark to make a capital contribution to Wheeling-Pittsburgh and Wheeling-Pittsburgh to make a capital contribution to WPSC in order to enhance liquidity.

On January 29, 2008, ESSG experienced a fire at its Electric Coating Technologies—Bridgeview (ECT-Bridgeview) location. ECT-Bridgeview operates a non-automotive electro-galvanizing line in a leased 136,000 square foot facility located in Bridgeview, IL. The facility incurred substantial damage that has made it currently unusable. Insurance coverage includes real and personal property as well as business interruption. ECT-Bridgeview customers continue to receive service from Electric Coating Technologies, LLC, a sister company operating a similar electro-galvanizing line in East Chicago, IN.

On March 13, 2008, Wheeling-Pittsburgh sold its 35.7% interest in Wheeling-Nisshin Inc. for $71,400. The net proceeds of the sale, or $70,500, were used to reduce the outstanding term loan.

On March 31, 2008, Wheeling-Pittsburgh announced the idling of mill operations at its Allenport, Pennsylvania facility along with the curtailment of one galvanizing line at its Martins Ferry, Ohio operations. Cold-rolled products previously produced at Allenport will be diverted to hot-rolled product shipments. The estimated cost of indefinitely idling the Allenport facility and the curtailment at the Martins Ferry facility totaled $42,065.

On May 8, 2008, ArcelorMittal announced that it filed a suit against Esmark and an affiliate in the Supreme Court of New York seeking in excess of $540,000 in connection with Esmark’s and its affiliate’s alleged breach of an August 1, 2007 contract to purchase the Sparrows Point steel manufacturing facility from ArcelorMittal for $1,350,000. The Company believes that the suit is without merit and will vigorously defend the action.

29.	Summarized Financial Information of Affiliates

On November 27, 2007, as the result of the merger transaction, the Company acquired 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc., 50.0% of the outstanding common stock of Ohio Coatings Corporation and a 50.0% joint venture interest in Mountain State Carbon, LLC, all of which are accounted for using the equity method of accounting. Summarized financial information for these significant affiliates is as follows:

December 31, 2007
Current assets	$158,864
Noncurrent assets	308,048

Total assets	$466,912

Current liabilities	$66,116
Noncurrent liabilities	20,698

Total liabilities	86,814
Total equity	380,098

Total liabilities and equity	$466,912

Period from November 27, through December 31, 2007
Net sales	$65,296
Cost of goods sold, excluding depreciation and amortization expense	61,978
Depreciation and amortization expense	2,295
Other operating costs	1,155

Operating income	(132)
Non-operating income (loss)	202
Provision for income taxes	(479)

Net income	$(409)

The Company has certain interests in other affiliates which are not material individually, or in the aggregate, financial information for which is not included above.

30.	Going Concern

The Company’s current revolving credit facilities are due and payable no later than September 30, 2008. The Company’s ability to refinance these obligations will be dependent on a number of factors including the Company’s ability to borrow funds from the same or alternative lenders in a difficult lending environment, the Company’s ability to forecast and generate cash flow from future operations and the Company’s ability to structure alternative capital transactions with third parties and, if necessary, obtain proceeds from the disposition of assets. As a result, there is substantial doubt as to the ability of the Company to continue as a going concern.

On April 30, 2008, the Company agreed to the material terms of a proposed tender offer and merger with Essar Steel Holdings Limited for the purchase of all of the outstanding common stock of the Company for $17.00 per share. The Company also entered into a binding commitment with Essar for a $110,000 term loan, the proceeds of which were used to repay the Company’s outstanding term loan in the amount of $79,000 and to provide additional liquidity to the Company. This proposed tender offer is subject to a 52-day “right to bid” period as set forth in the collective bargaining agreement with the USW which may or may not result in a competing bid or offer from another concern. If the proposed merger with Essar is terminated under certain circumstances, the Company would be required to pay Essar a “breakage fee” of $20,500. On May 16, 2008, the USW publicly announced a demand that Esmark repudiate the Essar agreements and asserted that such agreements with Essar are in direct violation of the Company’s collective bargaining agreement with the USW.

In a non-binding proposal dated May 20, 2008, OAO Severstal (Severstal) offered to acquire all of the outstanding common stock of the Company for $17.00 per share. Severstal also stated that they are prepared to enter into interim liquidity substitute financing arrangements upon entering into a mutually acceptable definitive merger agreement. Severstal represented that they have entered into an agreement that satisfies the successorship clause of the Company’s collective bargaining agreement and that the USW informed them that it will waive its right to bid provisions in the collective bargaining agreement with respect to the Severstal proposal.

31.	Revenues by Product

Revenues from external customers by product line were as follows:

	Year Ended December 31,
	2007	2006	2005
Product:
Hot Rolled	$176,645	$106,779	$56,799
Cold Rolled	217,389	208,314	177,102
Coated	251,346	205,875	173,394
Tin mill	13,452	—	—
Fabricated and painted	107,044	50,558	2,077
Semi-finished	47,494	—	—
Other, principally tolling	12,192	6,456	3,445

Total	$825,562	$577,982	$412,817

32.	Selected Quarterly Financial Information (Unaudited)

Financial results by quarter were as follows:

	Net Sales	Income (loss) from Continuing Operations	Net Income (loss)	Dividends on Preferred Stock	Basic Earnings (loss) Per Share	Fully Diluted Earnings (loss) Per Share
2007
1st Quarter	$163,001	$(160)	$(160)	$(3,459)	$(0.50)	$(0.50)
2nd Quarter	191,972	2,517	2,517	(3,506)	$(0.14)	$(0.14)
3rd Quarter	157,178	950	950	(3,544)	$(0.36)	$(0.36)
4th Quarter	313,411	(12,331)	(12,331)	(2,234)	$(0.76)	$(0.76)

2006
1st Quarter	$126,066	$2,791	$2,791	$(4,241)	$(0.32)	$(0.32)
2nd Quarter	145,277	3,796	3,796	(4,288)	$(0.11)	$(0.11)
3rd Quarter	156,398	2,531	2,531	(45,806)	$(6.88)	$(6.88)
4th Quarter	150,241	(5,589)	(5,589)	(4,388)	$(1.40)	$(1.40)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Wheeling-Pittsburgh had previously reported that it had maintained effective internal control over financial reporting as of December 31, 2006. Esmark is currently assessing its internal control over financial reporting and will not report on management’s assessment regarding internal control over financial reporting until our Annual Report on Form 10-K for the year ended December 31, 2008.

In “Risk Factors” under the heading “Esmark’s independent public accounting firm identified a material weakness and a significant deficiency in the Company’s internal control over financial reporting as of December 31, 2007, which if not properly remediated could result in misstatements in the financial statements in future periods “we discussed a material weakness and a significant control deficiency related to Esmark internal control over financial reporting.

Material Weakness

The Company’s current financial accounting and reporting resources have not been adequate to ensure accurate financial accounting and reporting. A significant number of audit adjustments were detected and recorded by the Company during the 2007 audit. Comprehensive reviews of certain account reconciliations were not completed and the Company has encountered difficulties in the timely accumulation of data required for external financial reporting. Management agrees with the finding of its public accounting firm and is in the process of addressing this deficiency.

Significant Deficiency

A number of deficiencies exist in ESSG’s design and operating effectiveness of general computer controls which could impact and affect the reliable processing of financial information at certain ESSG computer control environments. Management agrees with the finding of its public accounting firm and is in the process of addressing this weakness.

Changes in Internal Controls over Financial Reporting

ESSG’s management and its former independent registered public accounting firm identified a significant deficiency in ESSG’s internal control over financial reporting as of December 31, 2006 regarding the recording of in-transit inventory which has continued relevance to ESSG’s business. During the fourth quarter controls designed to ensure that in-transit inventory is properly recorded were implemented.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, in view of the material weakness and significant deficiency described above, that our disclosure controls and procedures were not effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were also not effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to directors and executive officers of Esmark as of May 7, 2008:

James P. Bouchard	46	Chariman of the Board of Directors and Chief Executive Officer
Craig T. Bouchard	54	Vice Chairman of the Board of Directors and
Paul J. Mooney	56	Executive Vice President and Chief Financial Officer
David A. Luptak	50	Executive Vice President, General Counsel and Secretary
Thomas A Modrowski	51	Executive Vice President, Downstream Operations
J. Gregory Pilewicz	45	Senior Vice President, Human Resources
Michael P. DiClemente	54	Vice President and Treasurer
Vincent D. Assetta	43	Vice President and Controller, Mill Operations
John F. Krupinski	47	Vice President and Controller, Service Center Operations
Albert G. Adkins	60	Board of Directors
James L. Bowen	72	Board of Directors
Clark Burrus	79	Board of Directors
C. Frederick Fetterolf	79	Board of Directors
James V. Koch	65	Board of Directors
George Munoz	56	Board of Directors
Joseph Peduzzi	42	Board of Directors
James A Todd	79	Board of Directors
Lynn R. Williams	83	Board of Directors

James P. Bouchard became Chairman of the Board of Directors and Chief Executive Officer of Esmark on November 27, 2007. Mr. Bouchard became a member of the Board of Wheeling-Pittsburgh in November 2006 and was elected to the positions of Chairman of the Board and Chief Executive Officer of Wheeling-Pittsburgh. Mr. Bouchard is the founder, Chief Executive Officer, and Chairman of the Board of Esmark Incorporated and Chairman and Chief Executive Officer of the Bouchard Group, L.L.C. Prior to founding Esmark in May 2003, Mr. Bouchard was Vice President-Commercial for U. S. Steel Kosice (Europe) from 2000 to August 2002. During his 15-year career at U. S. Steel Group, Mr. Bouchard was Manager-Marketing, Manager—National Accounts and Strategic Market Development Manager. Mr. Bouchard served on the C.D.E. committee for Eurofer in Brussels, Belgium. In addition, he served as Chairman of the Steel Shipping Container Institute (SSCI) supplier division American Iron and Steel Institute (AISI) in Washington, DC and was named to the Board of Directors of the American Iron and Steel Institute-Washington, DC in January 2007.

Craig T. Bouchard became Vice Chairman of the Board of Directors and President of Esmark on November 27, 2007. Mr. Bouchard became a member of the Board of Wheeling-Pittsburgh in November 2006 and was elected to the positions of Vice Chairman of the Board and President of Wheeling-Pittsburgh. Mr. Bouchard is the co-founder and President of Esmark. Mr. Bouchard has 25 years of experience in domestic and international finance, specializing in mergers, acquisitions and corporate finance and international trading, software and analytics. From 1998 to January 2003, Mr. Bouchard was the President and Chief Executive Officer of NumeriX, a Wall Street software company. Prior to helping found NumeriX, Mr. Bouchard was a Senior Vice President at the First National Bank of Chicago (now J.P. Morgan Chase) from 1976 to 1995. During his 19-year career at the bank, Mr. Bouchard was the Global Head of Derivatives Trading, Head of Institutional Research, and Head of Asia Pacific.

Paul J. Mooney became Executive Vice President and Chief Financial Officer of Esmark on November 27, 2007. Mr. Mooney had been an Executive Vice President and the Chief Financial Officer of Wheeling-Pittsburgh and WPSC since October 1997. Mr. Mooney was a director of Wheeling-Pittsburgh from August 2003 until

November 2006 and previously he served as the Vice President of WHX Corporation from October 1997 to December 2001. From 1985 to November 1997, Mr. Mooney was a Client Service and Engagement Partner of PricewaterhouseCoopers LLP. Mr. Mooney also served, from July 1996 to November 1997, as the National Director of Cross Border Filing Services with the Accounting, Auditing and SEC Services Department of PricewaterhouseCoopers LLP, and from 1988 to June 1996, as the Pittsburgh Site Leader of PricewaterhouseCoopers LLP’s Accounting and Business Advisory Services Department.

David A. Luptak was named Executive Vice President, Mill Operations in January 2008. Prior to such appointment, Mr. Luptak served as Executive Vice President, General Counsel and Secretary of Esmark and held the same positions with Wheeling-Pittsburgh and WPSC since December 2006. Previously, Mr. Luptak was with United States Steel Corporation for more than 21 years, most recently as Plant Manager of its Edgar Thompson Works from April 2005 through November 2006. Prior to that assignment, Mr. Luptak held a number of legal affairs positions with U. S. Steel, including Assistant General Counsel from March 2004 to April 2005 and General Counsel for European Operations from November 2000 to March 2004. Before joining U. S. Steel, Mr. Luptak was in private practice with the Pittsburgh law firm of Meyer Unkovic and Scott from 1981 to 1985.

Thomas A. Modrowski was named Executive Vice President, Downstream Operations in January 2008. Prior to such appointment Mr. Modrowski served as President and Chief Operating Officer of Wheeling-Pittsburgh since December 2006. Mr. Modrowski was Chief Operating Officer of ESSG from November 2004 through December 2006 and President of Electric Coating Technologies (a subsidiary of ESSG) from June 2003 through December 2006. Prior to joining ESSG, Mr. Modrowski was President of Double Eagle Steel Coating Company (a joint venture of U.S. Steel and Rouge Steel) from 1990 to 1995.

J. Gregory Pilewicz became Senior Vice President, Human Resources of Esmark on November 27, 2007. Mr. Pilewicz was named the Senior Vice President—Human Resources for both Wheeling-Pittsburgh and WPSC in January 2007. Prior to joining Wheeling-Pittsburgh Mr. Pilewicz served as the Vice President of Exante Financial Services, a business services entity of UnitedHealth Group, from December 2003 to January 2007 responsible for Sales and Product Management. From June 2000 to December 2003, Mr. Pilewicz led the business development efforts at First Data Corporation’s (FDC) e-invoicing group named Velosant. Previous to working at FDC, Mr. Pilewicz served as Vice President in PNC Bank’s Treasury Management Department supporting the national deployment of their treasury products and services in the healthcare, steel and energy segments. Mr. Pilewicz worked in a number of other positions covering 13 years at PNC (and its predecessor banks Midlantic Bank / Chemical Bank) primarily in areas of treasury management and corporate finance.

Michael P. DiClemente became Vice President and Treasurer of Esmark on November 27, 2007. Mr. DiClemente had been the Vice President and Treasurer of Wheeling-Pittsburgh since December 2006 and Vice President and Treasurer of WPSC since September 2006. Mr. DiClemente has been the Treasurer of WPSC since February 2004. Mr. DiClemente was previously employed as an Investment Advisor by Yanni Partners, a national investment consulting firm from 2002 to 2004. Previously, from 2001 to 2002, Mr. DiClemente served as Executive Financial Consultant of Mitsubishi Corporation, a global trading company. Prior to that he served Aristech Chemical Corporation for 14 years in a series of increasingly responsible finance positions, ultimately serving as Treasurer. Mr. DiClemente also served for 9 years in a number of accounting and finance positions at USX Corporation (now known as United States Steel Corporation).

Vincent D. Assetta became Vice President and Controller, Mill Operations of Esmark on November 27, 2007. Mr. Assetta has been a Vice President and Controller for Wheeling-Pittsburgh since December 2006, and Vice President and Controller of WPSC since September 2006. Previously, Mr. Assetta served as Controller of WPSC from April 2004 to August 2006 and the Director of Planning and Forecasting of WPSC from November 2003 to April 2004. Before joining WPSC, Mr. Assetta was employed with J&L Specialty Steel Corporation from August 1995 to November 2004 in a series of increasingly responsible accounting positions. Previously, Mr. Assetta was employed with PricewaterhouseCoopers LLP for eight years from 1987 to 1995, where Mr. Assetta attained the position of audit manager.

John F. Krupinski became Vice President and Controller, Service Center Operations of Esmark on November 27, 2007. Mr. Krupinski had been the Vice President of Finance, Secretary and Treasurer of Esmark since August 2004. Prior to joining Esmark, Mr. Krupinski was a consultant in the areas of taxation, accounting and business valuation from June, 2002 to August 2004. Mr. Krupinski has over 22 years experience in finance and accounting, including three years as CFO of four commonly owned metal manufacturing businesses with revenues in excess of $500 million.

Albert G. Adkins became a member of the Board of Directors of Esmark on November 27, 2007. Mr. Adkins became a director of Wheeling-Pittsburgh in November 2006. Mr. Adkins served as Vice President-Accounting, Controller, and Chief Accounting Officer for Marathon Oil Corporation from 2001 to May 2006. Previously, Mr. Adkins served as Controller from 2000 to 2001 and Assistant Controller from 1998 to 2000 for USX Corporation and Vice President of Accounting and Finance for Delhi Gas Pipeline Corporation from 1996 to 1997. Mr. Adkins is a certified public accountant and certified management accountant and is currently retired.

James L. Bowen became a member of the Board of Directors of Esmark on November 27, 2007. Mr. Bowen became a director of Wheeling-Pittsburgh in August 2003. Mr. Bowen served as the President of the West Virginia AFL-CIO from November 1997 through August 2004. Previously, Mr. Bowen served as Vice President for both the West Virginia and the Ohio AFL-CIO. Mr. Bowen was an active member of the United Steelworkers of America for 42 years, and an International Representative for 32 years. He has been involved with the West Virginia AFL-CIO since 1965. Mr. Bowen served as a director of WPSC from 1998 to August 2003. Mr. Bowen is a designee of the United Steelworkers to the Board of Directors pursuant to the terms of the collective bargaining agreement among the USW, WPSC and Wheeling-Pittsburgh.

Clark Burrus became a member of the Board of Directors of Esmark on November 27, 2007. Mr. Burrus became a director of Wheeling-Pittsburgh in November 2006. Mr. Burrus was the Vice Chairman of First Chicago Capital Markets, Inc. (now J.P. Morgan Chase), a broker-dealer registered with the Securities and Exchange Commission, and Co-Chairman of its public banking department from 1991 to 1998. Prior to that time, from 1979 to 1991 Mr. Burrus served as Senior Vice President of the First National Bank of Chicago (now J.P. Morgan Chase) in its public banking department. From 1978 to 1981, he was Senior Vice President of the First National Bank of Chicago (now J.P. Morgan Chase) in its asset and liability management department. During the period of 1973 to 1979, Mr. Burrus served as Comptroller for the City of Chicago, the City’s chief financial officer, heading the Department of Finance which included the offices of City Comptroller, City Treasurer and Department of Revenue. During this period the City of Chicago accomplished a AA bond rating for the first time. Mr. Burrus has served as Chairman of the Chicago Transit Authority (CTA) and as a member of the board of numerous other organizations including the Chicago Council on Urban Affairs, and Member of the City of Chicago Board of Education. Mr. Burrus is a life member of the GFOA (Government Finance Officers Association), a life member of the Board of Trustees of Roosevelt University, a life member of the Metropolitan Planning Council of Chicago, and a life member of the Board of Trustees of the Rehabilitation Institute of Chicago. Mr. Burrus is a published author on minority issues in public finance. Mr. Burrus is currently retired.

C. Frederick Fetterolf became a member of the Board of Directors of Esmark on November 27, 2007. Mr. Fetterolf became a director of Wheeling-Pittsburgh in November 2006. Mr. Fetterolf was President and Chief Operating Officer of Aluminum Company of America, Inc. from 1985 to 1991, and served as President of Alcoa from 1983 to 1985. Mr. Fetterolf has been a director of various publicly traded companies including Alcoa, Allegheny Technologies Incorporated, Aleris International, Inc., Mellon Bank Corporation, Praxair, Inc., Union Carbide Corp., Quaker State Corporation, Dentsply International Inc., Teledyne Technologies Incorporated, and several privately held firms including Provident Insurance Company, Ryan Homes and Allegheny Container. During his service on such boards, Mr. Fetterolf also served as Chair of the audit committee of Aleris International, Inc., Mellon Bank Corporation and Praxair, Inc. and as a member of the audit committee, executive committee and nominating committee of Union Carbide Corp. Mr. Fetterolf is a former member of the compensation committee and technology committee for Allegheny Technologies Incorporated. Mr. Fetterolf presently serves as Trustee of Carnegie Mellon University, Grove City College, Eastern University and several other non-profit boards. Mr. Fetterolf is currently retired.

James V. Koch became a member of the Board of Directors of Esmark on November 27, 2007. Mr. Koch became a director of Wheeling-Pittsburgh in November 2006. Dr. Koch is the Board of Visitors Professor of Economics and President Emeritus of Old Dominion University and has held that position since 2001. Dr. Koch was President of Old Dominion University and a Professor of Economics from 1990 to 2001. From 1986 to 1990, Dr. Koch was President of the University of Montana where he was also a member of the faculty as a Professor of Economics. Prior to such time, Dr. Koch was Provost, Vice President for Academic Affairs and a Professor of Economics at Ball State University from 1980 until 1986. Dr. Koch is currently a board member for the Virginia Research and Technology Advisory Commission, the MacArthur Foundation, the Bureau of Business and Economic Research, and Eastern Virginia Medical School. Dr. Koch is also the published author of a number of books and articles on economics and has over 40 years of experience in industrial organization, pricing, and antitrust; microeconomic theory; economics of education; and economics of e-commerce.

George Muñoz became a member of the Board of Directors of Esmark on November 27, 2007. Mr. Muñoz became a director of Wheeling-Pittsburgh in November 2006. Mr. Muñoz is a licensed attorney and certified public accountant. Since 2001, Mr. Muñoz has served as Principal and President of Muñoz Investment Banking Group, LLC in Washington, DC, and as a partner at the law firm of Tobin, Petkus & Muñoz in Chicago. From 1997 to 2001, Mr. Muñoz was President and CEO of the Overseas Private Investment Corporation where he supervised an $18 billion portfolio of loans, guarantees and political risk insurance on private sector investments in global emerging markets. Mr. Muñoz served in the U.S. Treasury Department as Assistant Secretary for Management and Chief Financial Officer from 1993 to 1997. From 1990 to 1993, Mr. Muñoz was a partner in the investment banking firm of Stevenson, Colling & Muñoz. Mr. Muñoz was an associate and partner in the Chicago law firm of Mayer Brown and Platt from 1980 to 1989. Mr. Muñoz currently serves as a director for Marriott International Inc., Altria Group Inc., Anixter International, Inc., and MWH, a privately held global engineering consulting firm. In addition, Mr. Muñoz is a trustee for The National Geographic Society.

Joseph Peduzzi became a member of the Board of Directors of Esmark on November 27, 2007. Mr. Peduzzi became a director of Wheeling-Pittsburgh in November 2006. Mr. Peduzzi currently serves as director for Tiberius Qualified Master Fund, Ltd., a management company for various investment funds and accounts. Since January 2001, he has also served as Managing Partner of TF Asset Management LLC and since March 2005, as a partner of Montrachet Capital Management LLC. Mr. Peduzzi was the managing member and President of Peduzzi Investment Group, LLC from 1996 to 1999, and a director and President of Peduzzi Investment Group Inc. from 1993 to 1996. From 1989 to 1992, Mr. Peduzzi was a derivatives trader for Susquehanna Investment Group.

James A. Todd became a member of the Board of Directors of Esmark on November 27, 2007. Mr. Todd became a director of Wheeling-Pittsburgh in November 2006. Mr. Todd is currently President and CEO of CanAm Corporation which pursues investment opportunities in coal, iron ore, and steel industries. Mr. Todd was CEO of Birmingham Steel Corporation from 1980 to 1996. In 1999, Mr. Todd rejoined Birmingham Steel Corporation as Vice Chairman and Director, positions he held until 2002. In 1993, Mr. Todd was named “Steel Maker of the Year” by Iron Age Magazine. Mr. Todd currently serves as a trustee for Louisville Presbyterian Theological Seminary and a nonexecutive chair of ABC Polymer Industries LLC.

Lynn R. Williams became a member of the Board of Directors of Esmark on November 27, 2007. Mr. Williams became a director of Wheeling-Pittsburgh in August 2003. From 1997 to 2003, Mr. Williams served as President of the Steelworkers Organization of Active Retirees. Previously, Mr. Williams was the President Emeritus of the United Steelworkers of America, serving from November 1983 to March 1994. Additionally, since March 1994, Mr. Williams has served as an arbitrator for the AFL-CIO under Article XXI of its constitution. Mr. Williams has served on various boards of directors, including the board of WPSC from January 2001 to August 2003 and from July 1998 to November 2000, the board of WHX Corporation from December 1995 to December 1997, the board of Republic Engineered Products LLC since August 2002, and the board of Republic Technologies International from August 1999 to August 2002. Mr. Williams is a designee of the United Steelworkers to the Board of Directors pursuant to the terms of the collective bargaining agreement among the USW, WPSC and Wheeling-Pittsburgh.

COMPOSITION OF THE BOARD OF DIRECTORS

Our Board of Directors consists of eleven members as follows: James. P. Bouchard, Craig T. Bouchard, Albert G. Adkins, James L. Bowen, Clark Burrus, C. Frederick Fetterolf, James V. Koch, George Muñoz, Joseph Peduzzi, James A. Todd and Lynn R. Williams. All directors will be elected annually to serve until the next annual meeting of stockholders.

Until the 2007 annual meeting of stockholders, any director or the entire board could be removed only for cause and only by the holders of at least a majority of the shares of common stock. Thereafter, any director or the entire board may be removed with or without cause by the holders of at least a majority of the shares of common stock.

Pursuant to the collective bargaining agreement among the USW, WPSC and WPC, the USW has the right to designate two individuals to serve on our board. The individuals identified to serve on our board by the International President of the USW must be acceptable to the chairman of the board, whose acceptance must not be unreasonably withheld, and upon such acceptance, recommended by the chairman to our board’s nominating and corporate governance committee which, absent compelling reasons, must promptly recommend such individual(s) to the full board for nomination to serve as a director. Once elected, a USW nominee serves a regular term as director. Messrs. Bowen and Williams currently serve as the USW designees to our Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has established an audit committee, a compensation committee, a nominating and corporate governance committee, an executive committee, a safety and environmental committee and a finance committee.

Audit Committee

Our audit committee currently consists of Albert G. Adkins, C. Frederick Fetterolf, Joseph Peduzzi, James V. Koch and Clark Burrus, each of whom is an independent director. The Company’s Board of Directors has determined that Mr. Adkins is an “audit committee financial expert,” as defined under SEC rules, and that he is “independent,” as determined under applicable NASD listing standards. The audit committee is responsible for selecting our independent registered public accounting firm and approving the scope, fees and terms of all audit engagements and permissible non-audit services performed by the independent registered public accounting firm, as well as assessing the independence of our independent registered public accounting firm from management. The audit committee also assists the board in oversight of our financial reporting process and integrity of its financial statements, and also reviews other matters with respect to our accounting, auditing and financial reporting practices as it may find appropriate or may be brought to our attention.

Compensation Committee

Our compensation committee currently consists of Joseph Peduzzi, James L. Bowen, James A Todd and James V. Koch, each of whom is an independent director. The compensation committee has authority over all compensation matters for senior executives. It reviews executive salaries, administers bonuses, incentive compensation and stock plans and approves the salaries and other benefits of our executive officers. In addition, the compensation committee consults with our management regarding our benefit plans and compensation policies and practices.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of C. Frederick Fetterolf, James V. Koch, George Muñoz and Lynn R. Williams, each of whom is an independent director and is responsible for recommending to the board proposed nominees for election to the Board of Directors. Additionally, this committee conducts annual evaluations of our Board of Directors and its committees, and performs an annual review of our corporate governance guidelines and code of business conduct and ethics, and recommends changes as considered necessary and appropriate.

Executive Committee

Our executive committee currently consists of James P. Bouchard, C Frederick Fetterolf, George Muñoz and Craig T. Bouchard and is authorized to act on behalf of the full Board of Directors between regularly scheduled board meetings, with certain limitations.

Safety and Environmental Committee

Our safety and environmental committee currently consists of James L. Bowen, James A. Todd, Craig T. Bouchard and Lynn R. Williams. Such committee assists the Board of Directors in promoting the safety of our employees and assuring compliance with applicable safety laws and regulations. In addition, the safety and environmental committee develops, recommends to our Board of Directors, and oversees the implementation of such safety guidelines, policies and procedures as it deems necessary.

Finance Committee

Our finance committee currently consists of George Muñoz, Craig T. Bouchard, Clark Burrus, Joseph Peduzzi, Albert G. Adkins and Lynn R. Williams. It oversees our financial objectives, policies, procedures and activities, and advises our Board of Directors and management with respect to all activities, plans and policies affecting our financial affairs.

Code of Ethics

We have adopted a code of business conduct and ethics (the “Company Code”) that applies to all of our directors, executive officers and employees, and which meets the definition of a “code of ethics” under applicable SEC rules. The Company Code is available free of charge under the “Investors Relations” heading on the Company’s website at http://www.esmark.com. We intend to post on our website any amendment to the Company Code, or any waiver from a provision of the Company Code relating to the elements of a “code of ethics” under SEC rules, where such waiver is to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires each of our directors and executive officers and beneficial owners of greater than 10% of our common stock are required to file reports with the SEC in respect of their ownership of our securities. Based solely on our review of the copies of such forms received by us with respect to 2007, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

Item 11.	EXECUTIVE COMPENSATION

A.	Report of Compensation Committee

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management of the Company. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the SEC.

Joseph Peduzzi (Chairman)

James L. Bowen

James V. Koch

James A. Todd

B.	Compensation Discussion and Analysis

The overall responsibility of our Board of Directors relating to executive compensation is discharged by the Compensation Committee of our Board of Directors. The Compensation Committee is composed of four members, appointed by the Board of Directors, each of whom satisfies the applicable independence requirements of the Nasdaq Stock Market, Inc., the rules and regulations of the SEC, and qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Compensation Committee responsibilities are described in a written charter adopted by the Board of Directors. A copy of the charter is available on our website at http://www.esmark.com.

Compensation Philosophy and Objectives

On November 27, 2007, we consummated the business combination transaction in which Wheeling-Pittsburgh and ESSG became wholly-owned subsidiaries of the Company. Prior to the combination, the Company conducted no significant business, and the Company’s executives were compensated by Wheeling-Pittsburgh and/or ESSG. The Company is in the process of integrating ESSG’s and Wheeling-Pittsburgh’s respective executive compensation programs. As a result, the current compensation policies are comprised of both pre–transaction Wheeling-Pittsburgh and ESSG policies and practices and post–transaction Company policies and practices. We anticipate that we will continue to modify the Wheeling-Pittsburgh and ESSG compensation programs to achieve the compensation objectives and business goals of the Company.

The compensation decisions of ESSG made prior to November 27, 2007 reflect the compensation philosophy of the prior board of ESSG. It is primarily those decisions that are reflected in the Summary Compensation Table and other tables below showing compensation paid for 2007. The compensation decisions made in 2007 by ESSG and Wheeling-Pittsburgh were significantly influenced by the pending business combination of the companies. The basis for compensation decisions in 2007 was largely the need to maintain operations of both companies during this transition period. For example, certain executive officers of Wheeling-Pittsburgh, including James P. Bouchard, our CEO and Chairman of the Board, and Craig T. Bouchard, our President, had employment contracts that were scheduled to terminate 30 days after the completion of the combination. Such agreements were temporarily extended while new employment agreements were negotiated and put into place.

The principal elements of the Company’s executive compensation program for 2008 and later are:

•	annual base salary;

•	annual incentive plans of ESSG and Wheeling-Pittsburgh;

•	long-term incentives that are stock-based under the Esmark 2007 Incentive Compensation Plan;

•	eligibility to participate in ESSG and Wheeling-Pittsburgh employee benefit plans; and

•	certain perquisites.

The overall objective of the Company’s executive compensation program is to secure the services of executives who are able to implement the Company’s challenging business plans and generally to match the compensation with the success of the executives in implementing those business plans. The program is intended to provide both a compensation structure to encourage executives to strive to achieve our business plan and a compensation structure that will reflect the relative success of the actual implementation of the Company’s business plan.

The Company uses base salary as a means of providing sufficient compensation for executives to remain at or join the Company during its current phase of operations following the combination of Wheeling-Pittsburgh and ESSG. The annual and long-term incentives are the means for providing a meaningful percentage of total compensation that is based on performance. The employee benefit plans and perquisites are provided as a standard part of an executive compensation package. Our named executive officers generally participate in the same employee benefit programs as other employees of Wheeling-Pittsburgh or ESSG respectively. The Supplemental Executive Retirement Program (SERP) is available only to executive officers who worked for Wheeling-Pittsburgh prior to the combination. Our executive perquisites generally involve minimal expenses.

The current executive compensation program is intended to reflect the scope of the current business of the Company, which encompasses the operations of both Wheeling-Pittsburgh and ESSG. As the operations continue to be integrated and further elements of the business plan are undertaken, the executive compensation program is expected to continue to evolve. The following compensation decisions from 2007 are illustrative of the current program’s development.

•

Executive compensation supports business imperatives. Under their employment contracts with Wheeling-Pittsburgh, Messrs. Bouchard were not eligible for bonuses for 2007. Executive bonuses of Wheeling-Pittsburgh officers were frozen in 2007 pending the completion of the Combination. 2007 bonuses for certain ESSG officers were paid in shares of Wheeling-Pittsburgh stock prior to the completion of the Combination from shares of Wheeling-Pittsburgh common stock acquired by ESSG in the proxy contest preceding the Combination.

•

New incentive plan adopted. In connection with the Combination, the Company adopted the Esmark Incorporated 2007 Incentive Compensation Plan. The 2007 Incentive Compensation Plan was approved by the stockholders of both ESSG and Wheeling-Pittsburgh. The 2007 Incentive Compensation Plan was adopted with a view to providing the Company’s compensation committee, as administrator of the plan, with the flexibility to structure compensation programs that are consistent with the Company’s overall goals and strategic direction and that provide a wide range of incentives to encourage and reward superior performance. The new equity plan’s stated purpose is to provide incentives to the Company’s named executive officers and other employees to expend their maximum effort to improve the company’s operating results primarily by giving plan participants an opportunity to acquire or increase a direct proprietary interest in the Company’s future success through their ownership of common stock.

In 2007, the compensation committee of Wheeling-Pittsburgh worked with The Hay Group as its independent compensation consultant which provided market survey data on comparably-sized industrial companies in its database. The Compensation Committee will consider using an independent compensation consultant in the future.

In 2008, the Committee examined the level of competitiveness and overall effectiveness of the Wheeling-Pittsburgh and ESSG executive compensation programs. In connection with an evaluation of change of control provisions in its employment agreements, the Company had a comparability study prepared of a group of industry peers, consisting of AK Steel Holding Corporation, A.M. Castle & Co., Carpenter Technology Corporation, Commercial Metals Company, IPSCO Inc., International Steel Group, Inc., Nucor Corporation, Reliance Steel & Aluminum Co., Ryerson Inc., Steel Dynamics, Inc., Stelco Inc., and Worthington Industries, Inc.

The Compensation Committee consults with the Chief Executive Officer with respect to the compensation for other executives and the Compensation Committee makes the final decisions on salary, short-term incentives and long-term incentives for these executives. The Compensation Committee independently determines the salary, short-term incentives and long-term incentives for the Chief Executive Officer.

At present, the Company has been approaching each element of compensation as it has been necessary. The base salaries of executives have generally been continued at levels consistent with compensation in place before the combination. The Company believes that a reasonable salary is part of a well-rounded compensation program.

In 2008, there have been certain actions that reflect the implementation of the short-term incentive portion of our executive compensation program. These decisions as reflected below are indicative of the policies underlying the executive compensation program.

In 2008, the Board of Directors of the Company upon the recommendation of the Compensation Committee adopted the Esmark Annual Management Incentive Plan (the “MIP”), which authorizes the Company to award annual financial incentives to certain eligible employees, including the named executive officers other than Messrs. Thomas A. Modrowski and Michael Ogrizovich. The MIP is based on established performance goals of the Company and specified individual goals for fiscal year 2008. As part of the ESSG management group, Messrs. Modrowski and Ogrizovich are eligible for a separate ESSG Profit Sharing Plan described below. No annual incentive will be paid under the MIP unless both the Company has positive net income and Company performance reaches the established minimum earnings before income taxes, depreciation and amortization (“EBITDA”), notwithstanding the achievements as to the other applicable performance goals for 2008. Awards will be paid in cash in the event any award is payable. The Compensation Committee is solely responsible for evaluating and determining the Chief Executive Officer’s achievement of individual performance under the MIP.

The Compensation Committee determined that EBITDA is the appropriate measure to use as the threshold for payments under the MIP for several reasons. EBITDA is a broad-based measure of the Company’s core economic performance. Also, producing earnings is an important element of the Company’s business plan. The Compensation Committee also determined that awards should be tied in part to the executive’s individual performance, so that the program encourages and recognizes individual contributions to the Company’s performance. The awards are payable in cash based on standard industry practices and because the long-term incentive program is intended to cover the stock-based portion of executives’ compensation.

In 2008, the Board, upon the recommendation of the Compensation Committee, also approved the ESSG Profit Sharing Plan for the 2008 fiscal year. Certain members of management of the Downstream Operations of the Company and employees of ESSG, including Messrs. Modrowski and Ogrizovich will participate in the ESSG Profit Sharing Plan rather than the MIP because of their positions with ESSG. The ESSG Profit Sharing Plan will be funded based on the financial performance of ESSG and its subsidiaries. Distributions from the ESSG Profit Sharing Plan to named executive officers who participate are discretionary and based upon meeting established individual and Downstream Operations performance goals.

A prerequisite to any payment under the MIP or the ESSG Profit Sharing Plan is that the executive has complied with the Company’s Code of Business Conduct and Ethics for Employees, Executive Officers and Directors.

The Company considers the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (Section 162(m)) in structuring executive compensation program. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer or the other four (4) most highly compensated officers, except for compensation that is performance-based under a plan that is approved by the stockholders and that meets other technical requirements. Awards under the 2007 Incentive Compensation Plan can be qualified as performance-based compensation. Our policy is to pay our executives in the manner that we think is in the best interests of the Company, while taking into account the implications of Section 162(m), as appropriate. This may result in the payment of salary or bonuses that are not tax deductible.

The Company operates under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R is an accounting standard that requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Company will consider the accounting effects of FAS 123R in future stock awards.

C.	Executive Officer Compensation Disclosure Tables

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information concerning the cash and non-cash compensation earned by, paid to and awarded to our Named Executive Officers during the year ended December 31, 2007:

Name and Principal Position (1)	Year	Salary		Bonus		Stock Awards (2)		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
James P. Bouchard	2007	$646,809	(4)	$975,000	(5)	$132,500	(6)		$30,000	(7)	$1,784,309
Chairman and CEO (3)

Craig T. Bouchard	2007	$354,243	(9)	$975,000	(5)	$132,500	(6)		$30,820	(7)	$1,492,563
Vice Chairman and President (8)

Paul J. Mooney	2007	$31,671		—					—		$31,671
Executive VP and CFO (10)

Michael Ogrizovich	2007	$225,000		$752,106	(11)						$987,974
ESSG, President, Service Center Group

John Krupinski	2007	$210,000		$401,123	(11)	$21,156			—		$611,123
Vice President and Controller, Downstream Operations

(1)	ESSG had employment agreements with Messrs. James P. Bouchard, Craig T. Bouchard, and Michael Ogrizovich in 2007. Wheeling-Pittsburgh had employment agreements with Messrs. James P. Bouchard, Craig T. Bouchard and Paul J. Mooney.
(2)	The amounts in this column reflect the compensation expense recognized in 2007 on all outstanding stock awards in accordance with SFAS 123(R), except that the estimate of forfeitures related to service-based vesting conditions is disregarded. See Note 6 to the Financial Statements in our Annual 2007 Report on Form 10-K for the valuation method used.
(3)	Certain terms of Mr. Bouchard’s employment with ESSG were under an employment agreement by and among ESSG, Mr. Bouchard and The Bouchard Group, L.L.C. Compensation related to Mr. Bouchard’s services to ESSG was paid by The Bouchard Group, L.L.C. which was reimbursed by ESSG. This table shows all of the compensation paid by ESSG or by The Bouchard Group, L.L.C. for the services of Mr. Bouchard to ESSG in 2007 and all compensation paid to Mr. Bouchard from Wheeling-Pittsburgh from 11/28/07 through 12/31/07.
(4)	Includes $559,000 for Mr. Bouchard’s services to ESSG paid by The Bouchard Group, L.L.C. which was reimbursed by ESSG for 2007 and $87,809 in salary paid by Wheeling-Pittsburgh since 11/28/07. Mr. Bouchard’s base salary from Wheeling-Pittsburgh was $750,000 in 2007 and was paid entirely in shares of the Company’s common stock.
(5)	Gross up bonus regarding taxes on the vesting of the restricted stock grant referenced in footnote (6).
(6)	1,400 shares of ESSG restricted stock granted to each of Messrs. Bouchard on 7/31/2006, which vested 1/15/07 according to their terms.
(7)	Includes payments for service on the board of directors of ESSG.
(8)	Certain terms of Mr. Bouchard’s employment with ESSG were under an employment agreement by and among ESSG, Mr. Bouchard and Bouchard 10S, LLC. Certain compensation related to Mr. Bouchard’s services to ESSG was paid by Bouchard 10S, LLC which was reimbursed by ESSG. This table shows all of the compensation paid by ESSG or by Bouchard 10S, LLC for the services of Mr. Bouchard to ESSG in 2007 and all compensation paid to Mr. Bouchard from Wheeling-Pittsburgh from 11/28/07 through 12/31/07.
(9)	Includes $294,000 for Mr. Bouchard’s services to ESSG paid by Bouchard 10S, LLC which was reimbursed by ESSG for 2007 and $60,243 in salary paid by Wheeling-Pittsburgh since 11/28/07. Mr. Bouchard’s base salary from Wheeling-Pittsburgh was $500,000 in 2007 and was paid entirely in shares of the Company’s common stock.
(10)	Represents compensation paid by Wheeling-Pittsburgh from 11/28/07 through 12/31/07. Mr. Mooney’s base salary from Wheeling-Pittsburgh in 2007 was $340,000.
(11)	Represents a grant of shares of Wheeling-Pittsburgh common stock held by ESSG to certain employees of ESSG immediately prior to the combination in lieu of bonus. Such shares were converted into shares of Company common stock in the combination of Wheeling-Pittsburgh and ESSG.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (1)
James P. Bouchard	1/9/2007	1,226	(2)	$17,317	—	—
James P. Bouchard	1/9/2007	39,315	(3)	$555,521	—	—
James P. Bouchard	12/19/2007	20,000		$282,600	—	—
Craig T. Bouchard	1/9/2007	817	(2)	$11,545	—	—
Craig T. Bouchard	1/9/2007	26,210	(3)	$370,347	—	—
Craig T. Bouchard	12/19/2007	16,667		$235,500	—	—
Paul J. Mooney	5/3/2007	10,000		$141,300	—	—
Paul J. Mooney	3/10/2006	5,914		$83,565	—	—
Paul J. Mooney	3/10/2006			—	5,914	$83,565
Michael Ogrizovich	—	—		—	—	—
John Krupinski	—	—		—	—	—

(1)	Value determined by reference to the closing price of Esmark common stock on December 31, 2007 of $14.13.
(2)	Vested 1/11/08.
(3)	Forfeited 1/11/08.

STOCK VESTED TABLE

		Stock Awards
Name		Number of Shares Acquired Upon Vesting	Share Price on Vesting Date	Value Realized Upon Vesting
James P. Bouchard	3/31/07	10,135	$23.69	$240,101
James P. Bouchard	6/30/07	10,135	$19.03	$192,871
James P. Bouchard	9/30/07	10,135	$19.30	$195,608
James P. Bouchard	12/31/07	10,135	$14.13	$143,209
James P. Bouchard	12/19/07	10,000	$10.45	$104,500
Craig T. Bouchard	3/31/07	6,757	$23.69	$160,067
Craig T. Bouchard	6/30/07	6,757	$19.03	$128,581
Craig T. Bouchard	9/30/07	6,757	$19.30	$130,405
Craig T. Bouchard	12/31/07	6,757	$14.13	$95,473
Craig T. Bouchard	12/19/07	8,333	$10.45	$87,083
Paul J. Mooney	3/31/07	2,442	$23.69	$57,851
Michael Ogrizovich	—	—	—	—
John Krupinski	—	—	—	—

NON-QUALIFIED DEFERRED COMPENSATION TABLE

Name	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal Year End
James P. Bouchard	$67,500	$1,462	—	$70,212
Craig T. Bouchard	$87,125	$1,406	—	$90,614
Paul J. Mooney	$49,525	$2,614	—	$79,058
Michael Ogrizovich	n/a	n/a	n/a	n/a
John Krupinski	n/a	n/a	n/a	n/a

(1)	Wheeling-Pittsburgh contributions were made to individual accounts under the Wheeling-Pittsburgh Steel Corporation Supplemental Executive Retirement Plan (SERP) adopted August 1, 2006. The SERP provides for three potential contributions based on a participant’s compensation. First, for each Participant eligible to participate in the Company’s 401(k) Plan, the 401(k) Plan match formula for the applicable year is applied to all compensation of such Participant in excess of the compensation taken into account under the 401(k) Plan. For purposes of this 401(k) Plan match component, it is assumed that Participant is making the maximum deferral under the 401(k) plan. Second, for each Participant who is eligible to participate in the Salaried Employees’ Pension Plan of Wheeling-Pittsburgh Steel Corporation (SEPP), the SEPP contribution formula is applied to all compensation of such Participant in excess of the compensation taken into account for purposes of determining the employer contribution under the SEPP. Third, there is an age-based contribution applied to all compensation as follows:

Age	% of all Compensation
<45	0.00%
45-49	2.00%
50-51	3.50%
52-54	5.00%
55-57	10.00%
58-59	12.50%
60+	15.00%

Compensation means the total of base salary and any bonus or other cash incentive compensation (excluding any cash or other payment under or in connection with the Company’s equity incentive plans, including but not limited to the Wheeling-Pittsburgh 2003 Management Stock Incentive Plan) paid or otherwise received by participant during the applicable plan year.

The Compensation Committee of Wheeling-Pittsburgh selected the measures to be used to determine the applicable earnings rate for the SERP. The earnings rate was established as 6.0% per annum for the period August 1, 2006—December 31, 2007.

Benefits are vested and payable on any separation from service after a participant has five years of employment with the Company and has attained age 55. Benefits are vested and payable before that date for any separation other than a termination by the Company without cause or a voluntary termination by the participant without good reason. The account is also vested upon a change in control. The benefits would commence six months following a termination other than due to death when payments would commence immediately. Benefits other than at death are payable at the participant’s prior election in a lump sum, a single life annuity, a one hundred percent joint and survivor annuity, a fifty percent joint and survivor annuity, or a ten-year certain annuity. At death, benefits are paid in a lump sum.

Employment Agreements:

Messrs. Bouchard:

Effective December 19, 2006, Wheeling-Pittsburgh entered into employment agreements with James P. Bouchard, Chairman and CEO of the Company, and Craig T. Bouchard, Vice Chairman and President of the Company that were scheduled to terminate 30 days after the completion of the Combination. The employment agreements of Messrs. Bouchard were subsequently amended and restated January 8, 2007. Such agreements were temporarily extended while amended employment agreements were negotiated and put into place with the Company on April 25, 2008. The amended employment agreements are substantially in the same form as the prior agreements. In the event of the executive’s termination without cause or for good reason, the agreements provide for salary continuance for one year and payment of the target bonus amount. For these terminations following a change of control, the agreements provide that the executives receive a multiple of salary and maximum bonus. In all of these circumstances, outstanding equity grants are fully vested. The agreements continue to treat a termination by the executive within a fixed period after a change in control as a good reason termination. The agreements eliminate the lump sum change of control benefits in the prior agreements and otherwise retain the same multiples of salary and bonus.

Paul Mooney:

On January 10, 2008, the Board of Directors approved a retention arrangement with Paul J. Mooney, Executive Vice President and Chief Financial Officer. Pursuant to certain change of control provisions in Mr. Mooney’s employment agreement, as amended and restated June 17, 2007, Mr. Mooney had the right, during December 2007, to give notice to terminate his employment and receive severance and other benefits, including a lump sum payment of two times his annual salary. In consideration of Mr. Mooney remaining with the Company until June 30, 2008, the Company agreed to pay Mr. Mooney, in addition to his base salary but in lieu of any severance benefits relative to any change in control prior to January 10, 2008, a signing bonus of $200,000 and a monthly retention bonus of $86,667 for each month that Mr. Mooney remains employed through June 30, 2008. The Company has also agreed to the acceleration on June 30, 2008 of the vesting of outstanding stock unit awards held by Mr. Mooney as of January 10, 2008. On April 25, 2008, Mr. Mooney entered into an amended employment agreement with the Company on terms substantially in the same form as his prior agreement with Wheeling-Pittsburgh.

Messrs. Ogrizovich and Krupinski:

Messrs. Ogrizovich and Krupinski each had employment agreements with ESSG which had expired prior to December 31, 2007. On April 25, 2008, the Company entered into new employment agreements with Messrs. Ogrizovich and Krupinski. Pursuant to such agreements, in the event of the executive’s termination without cause or for good reason, the agreements provide for salary continuance for one year and payment of the target bonus amount. For these terminations following a change of control, the agreements provide that the executives receive two times salary and maximum bonus. In all of these circumstances, outstanding equity grants are fully vested. The agreements treat a termination by the executive within a fixed period after a change in control as a good reason termination.

Pursuant to the employment agreements then in effect, the following amounts would have been payable to the Company’s named executive officers had such officers terminated employment as of December 31, 2007 under the listed circumstances:

Termination Without Cause or For Good Reason

Officer	Salary	Bonus	Benefits	SERP
J. Bouchard	$750,000	$750,000	—	$70,212
C. Bouchard	$500,000	$500,000	—	$90,614
P. Mooney	$680,000	—	$15,552	$79,058
M. Ogrizovich	n/a	n/a	n/a	n/a
J. Krupinski	n/a	n/a	n/a	n/a

Termination Without Cause or For Good Reason Following Change of Control

Officer	Payments	Tax Gross-Up	SERP
J. Bouchard	$4,500,000	$2,941,799	$70,212
C. Bouchard	$2,000,000	$1,147,128	$90,614
P. Mooney	$680,000	$284,813	$79,058
M. Ogrizovich	n/a	n/a	n/a
J. Krupinski	n/a	n/a	n/a

These benefits would also be paid if the executive resigns for any reason within a fixed period following the date of any change of control of the Company or WPSC.

Voluntary Termination by Executive without Cause/Termination by Company for Cause

Officer	Salary	Bonus	Benefits
J. Bouchard	$750,000	—	—
C. Bouchard	$500,000	—	—
P. Mooney	—	—	—
M. Ogrizovich	n/a	n/a	n/a
J. Krupinski	n/a	n/a	n/a

Disability

Officer	Salary	Bonus	Benefits	SERP
J. Bouchard	$750,000	—	—	—
C. Bouchard	$500,000	—	—	—
P. Mooney	—	—	—	—
M. Ogrizovich	n/a	n/a	n/a	n/a
J. Krupinski	n/a	n/a	n/a	n/a

Death

Officer	Life Insurance	SERP
J. Bouchard	$750,000	$70,212
C. Bouchard	$500,000	$90,614
P. Mooney	$340,000	$79,058
M. Ogrizovich	n/a	n/a
J. Krupinski	n/a	n/a

DIRECTOR COMPENSATION

On November 27, 2007, we consummated the business combination transaction in which Wheeling-Pittsburgh and ESSG became wholly-owned subsidiaries of the Company. James P. Bouchard, the sole director of the Company prior to the Combination did not receive any compensation for his service as a director of the Company in 2007. Upon consummation of the transactions pursuant to the Combination, the members of the Board of Directors of Wheeling-Pittsburgh were appointed as the new Board of Directors of the Company.

On January 10, 2008, the new Board of Directors of the Company approved a director compensation plan under which non-employee directors are entitled to (1) an annual retainer in the amount of $50,000, to be paid quarterly in cash, deferred stock or a combination of both and (2) an annual award of deferred stock valued at $50,000. Deferred stock granted to directors will be issued within 90 days after such person’s termination of service as a director. The actual number of shares underlying the deferred stock grant is determined by dividing the dollar value of the award by the average of the average of the closing prices of the Company’s common stock for each of the five (5) trading days immediately prior to the grant date. An additional annual retainer, payable quarterly in cash, of (a) $12,500 is payable to the chair of the Audit Committee, (b) $7,500 is payable to each of the chairs of the Compensation Committee and the Finance Committee and (c) $5,000 is payable to each of the chairs of the Nominating & Governance Committee and the Safety & Environmental Committee. Each director is also compensated in the amount of $2,000, payable in cash, for attendance at each board and committee meeting attended in person. For attendance of meetings via teleconference, directors are paid $1,000 per meeting. Company directors are also reimbursed for their out-of-pocket travel expenses.

On January 10, 2008, the Company’s Board of Directors established stock ownership guidelines for directors of the Company. Within three (3) years of joining the Board, directors are required to hold shares of Company common stock with a value equal to two (2) times the amount of the annual retainer paid to directors. Within five (5) years of joining the Board, directors are required to hold shares of Company common stock with a value equal to three (3) times the amount of the annual retainer paid to directors. Stock that counts toward satisfaction of the ownership guidelines includes stock purchased on the open market, stock obtained through stock option exercises, restricted stock units, deferred stock and stock beneficially owned in a trust, by a spouse and/or minor children.

Prior to the combination, ESSG’s directors were compensated as follows:

ESSG Director Compensation:

Name	Fees Earned or Paid in Cash (1)	All Other Compensation	Total
James P. Bouchard	$30,000	$—	$30,000
Craig T. Bouchard	$30,000	$—	$30,000
James Tumulty	$30,000	$—	$30,000
Shawn Tumulty	$30,000	$—	$30,000
Brian R. Williamson	$30,000	$—	$30,000

(1)	In 2007, directors of ESSG received a quarterly retainer in the amount of $10,000 in cash. Directors were also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings. No amounts were paid to ESSG directors for the fourth quarter of fiscal 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of May 13, 2008, certain information regarding beneficial ownership of our common stock by:

•	each person known by us to beneficially own more than 5% of the outstanding shares of common stock;

•	each member of our Board of Directors;

•	each of the executive officers listed in Item 10 above; and

•	all of our directors and executive officers as a group.

For purposes of this table, shares are considered “beneficially owned” if the person, either directly or indirectly, has sole or shared power to direct the voting of the securities or has sole or shared power to dispose or direct the disposition of the securities. A person is also considered to beneficially own shares that such person has the right to acquire within 60 days after May 13, 2008. Unless otherwise indicated in a footnote, each individual or a group possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

	Common Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Franklin Mutual Advisers, LLC (1)	23,740,689	60.02%
Jeffery L. Gendell (2)	2,538,936	6.42%
Wellington Management Company, LLP (3)	2,458,538	6.22%
Albert G. Adkins (4)	2,783	*
James L. Bowen (4)	11,927	*
Clark Burrus (4)	2,297	*
C. Frederick Fetterolf (4)	7,302	*
James V. Koch (4)	4,132	*
George Munoz (4)	15,140	*
Joseph Peduzzi (4)	2,540	*
James A. Todd (4)	4,540	*
Lynn R. Williams (4)	11,114	*
James P. Bouchard (5), (6), (7)	722,102	1.83%
Craig T. Bouchard (5), (6), (7)	547,346	1.38%
Paul J. Mooney (5)	4,356	*
David A. Luptak (5), (6)	5,402	*
J. Gregory Pilewicz (5), (6)	2,349	*
Michael P. DiClemente (5), (6)	2,001	*
Vincent D. Assetta (5), (6)	2,538	*
John F. Krupinski (6)	15,256	*
All executive officers and directors as a group (28 persons) (8)	1,579,386	3.99%

*	Less than 1%.
(1)	The number of shares beneficially owned is based solely on information reported on Schedule 13D filed with the Securities and Exchange Commission by Franklin Mutual Advisers, LLC on December 7, 2007 with respect to its holdings as of November 27, 2007. The address of Franklin Mutual Advisers, LLC is 101 John F. Kennedy Parkway, Short Hills, NJ 07078.
(2)

Represents 1,503,907 shares held by Tontine Partners, L.P, 38,790 shares held by Tontine Capital Management L.L.C., 390,071 shares held by Tontine Partners, L.P., ,373,289 shares held by Tontine Capital Overseas Master Fund, L.P, and 232,879 shares held by Tontine Overseas Associates, L.L.C. Tontine Management, L.L.C., the general partner of Tontine Partners, L.P., has the power to direct the affairs of Tontine Partners, L.P., including decisions with respect to the disposition of the proceeds from the sale of the shares. Tontine Capital Management, L.L.C., the general partner of Tontine Capital Partners, L.P., has the power to direct the affairs of Tontine Capital Partners, L.P., including decisions with respect to the disposition of proceeds from the sale of the shares. Tontine Capital Overseas GP, L.L.C., the general partner of Tontine Capital Overseas Master Fund, L.P., has the power to direct the affairs of Tontine Capital Overseas Master Fund, L.P., including decisions with respect to the disposition of proceeds from the sale of the shares. Jeffrey L. Gendell is the managing member of Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C., Tontine Capital Management, L.L.C. and Tontine Capital Overseas GP, L.L.C. and in that capacity directs their operations. The foregoing management information and number of shares beneficially owned is based solely on information reported on Schedule 13G filed with the Securities and Exchange Commission by Tontine Partners, L.P., Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C., Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., Tontine Capital Overseas Master Fund, L.P., Tontine Capital Overseas GP, L.L.C. and Mr. Gendell on December 17, 2007. The address of Tontine Partners, L.P., Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C., Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., Tontine Capital Overseas Fund, L.P., Tontine Capital Overseas GP, L.L.C. and Jeffrey L. Gendell is 55 Railroad Avenue, 1st Floor, Greenwich, Connecticut 06830.

(3)	The number of shares beneficially owned is based solely on information reported on Schedule 13G filed with the Securities and Exchange Commission by Wellington Management Company, LLP on February 14, 2008 with respect to its holdings as of December 31, 2007. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.
(4)	Represents shares issuable upon exercise of currently exercisable options to purchase shares of WPC common stock.
(5)	Represents shares issuable under the Wheeling-Pittsburgh 2003 Management Incentive Stock Plan.
(6)	Represents shares issuable under the Esmark 2007 Incentive Compensation Plan.
(7)	Includes 622,335 shares of common stock owned by The Bouchard Group LLC which may be deemed to be beneficially owned by James P. Bouchard and 438,686 shares of common stock owned by Bouchard 10S, LLC which may be deemed to be beneficially owned by Craig T. Bouchard. Messrs. Bouchard have disclaimed beneficial ownership of such interests.
(8)	Includes shares held by Messrs. Adkins, Bowen, Burrus, Fetterolf, Koch, Muñoz, Peduzzi, Todd, Williams, J. Bouchard, C. Bouchard, Mooney, Luptak, Pilewicz, DiClemente, Assetta and Krupinski reported as being beneficially owned by each such person in the beneficial ownership table. The address of all such executive officers and directors is c/o Wheeling-Pittsburgh Corporation, 1134 Market Street, Wheeling, West Virginia 26003. The same 28,638 shares of common stock beneficially owned by Messrs. J. Bouchard and C. Bouchard have only been included in this amount once.]

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In 2007, WPSC owned 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin)., which was accounted for using the equity method of accounting. WPSC had sales to Wheeling-Nisshin of $14,431 during the period from November 27, 2007 through December 31, 2007. At December 31, 2007, WPSC had accounts receivable due from Wheeling-Nisshin, Inc. of $5,622 and had accounts payable to Wheeling-Nisshin of $572.

WPSC owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. WPSC had sales to OCC of $7,620 during the period from November 27, 2007 through December 31, 2007. At December 31, 2007, WPSC had accounts receivable due from OCC of $3,507 and had accounts payable to OCC of $91. At December 31, 2007, WPSC had a loan receivable due from OCC of $5,375 which bears interest at a variable rate, which currently approximates 7.3%. WPSC recorded interest income on the loan receivable of $31 during the period from November 27, 2007 through December 31, 2007.

WPSC owns 50% of the voting and non-voting capital interest in Mountain State Carbon, LLC (MSC). Pursuant to a coke supply agreement entered into between WPSC and MSC, MSC sold 50,571 tons of coke to WPSC during the period from November 27, 2007 through December 31, 2007 for a total consideration of

$9,039. MSC also sold coke oven gas, steam and other by-products to WPSC of $1,295 during the period from November 27, 2007 through December 31, 2007. MSC is required to sell 50% of its coke production, up to 600,000 tons, to WPSC in 2008. WPSC is paid a fee to manage and operate MSC’s coke facilities using its current hourly and salaried workforce. During the period from November 27, 2007 through December 31, 2007, WPSC billed MSC $3,650for such services. At December 31, 2007, WPSC had accounts receivable due from MSC of $3,444 and had accounts payable due to MSC of $7,453.

Wheeling-Pittsburgh owns own 49% of the outstanding common stock of Feralloy-Wheeling Specialty Processing, Co. (Feralloy), which is accounted for using the equity method of accounting.

WPSC owns 50% of the outstanding common stock of Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture, and Avalon Metal Roofing and Building Components, LLC, a joint venture. These joint ventures are accounted for using the equity method of accounting. WPSC had sales to these joint venture of $1,153 during the period from November 27, 2007 through December 31, 2007. At December 31, 2007, WPSC had accounts receivable due from these joint ventures of $2,022.

James P. Bouchard, our Chairman and Chief Executive Officer, and Craig T. Bouchard, our Vice Chairman and President served on the Board of Directors of Wheeling-Nisshin. James P. Bouchard, Thomas A Modrowski, our Executive Vice President, Downstream Operations, and Vincent D. Assetta, our Vice President and Controller, Mill Operations, serve have been nominated to serve on the Board of Directors of OCC. Paul J. Mooney, our Vice President and Chief Financial Officer serves on the Board of Directors of OCC. Messrs. Modrowski and Assetta serve on the Board of Managers of MSC.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were billed by Deloitte & Touche LLP and Grant Thornton LLP to Esmark for services performed on its behalf, as described below:

Audit Fees: The aggregate fees, including expenses, for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2007 were $1,265,400. The aggregate fees, including expenses, for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005 were $817,414 and $359,950, respectively.

Audit-Related Fees: The aggregate fees, including expenses, for professional services rendered by Deloitte & Touche LLP for audit-related services for the year ended December 31, 2007 were $283,100. These fees were for services rendered in connection with separate audits of subsidiaries.

Tax Fees The aggregate fees, including expenses, for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning for the year ended December 31, 2006 was $146,949.

All Other Fees: The aggregate fees, including expenses, for professional services rendered by Deloitte & Touche LLP, other than for services referred to above, for the year December 31, 2007 were $0. The aggregate fees, including expenses, for professional services rendered by Grant Thornton LLP, other than for services referred to above, for the year December 31, 2006 were $732,721.

PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

Esmark’s Audit Committee has the sole authority to approve the scope, fees and terms of all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm, subject to the “de minimus” exception under the Exchange Act permitting waiver of such pre-approval requirements for non-audit services in certain limited instances. All of the non-audit services described above were approved by the Audit Committee. Pursuant to Esmark’s audit committee charter, the Audit Committee considers whether the provision of non-audit services by the independent registered public accounting firm, on an overall basis, is compatible with maintaining the independent registered public accounting firm’s independence from management.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1) Financial Statements

Financial Statements filed as part of this report are included in Item 8. Financial Statements and Supplementary Data beginning on page 63.

(a)(3) Exhibits

Exhibits 10.6(a) through 10.10 are management contracts or compensatory plans or arrangements.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Amended and Restated Certificate of Incorporation (filed herewith).

3.2	Amended and Restated By-laws (filed herewith).

4.1*	Indenture, dated August 1, 2003, between Wheeling-Pittsburgh Steel Corporation and Bank One, N.A., as trustee.

4.2*	Indenture, dated August 1, 2003, between Wheeling-Pittsburgh Steel Corporation and Bank One, N.A., as trustee.

4.3	Form of Common Stock Certificate of Esmark Incorporated (incorporated by reference to the proxy statement /prospectus filed pursuant to Rule 424(b)(3) in connection with the Company’s Registration Statement on Form S-4 filed with the SEC October 30, 2007).

10.1*	Close Corporation and Shareholders’ Agreement, dated as of March 24, 1994 (as amended), by and among Dong Yang Tinplate America Corp., Nippon Steel Trading America, Inc. (f/k/a Nittetsu Shoji America, Inc.), Wheeling-Pittsburgh Corporation and Ohio Coatings Company.

10.2*	Raw Materials Supply Agreement, dated as of March 25, 1994, by and between Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.3*	Distribution Agreement, dated as of January 1, 2003 (as amended), by and among Nippon Steel Trading America, Inc. (f/k/a Nittetsu Shoji America), Wheeling-Pittsburgh Steel Corporation and Ohio Coatings Company.

10.4	Amended and Restated Limited Liability Company Agreement of Mountain State Carbon, LLC, dated September 29, 2005, by and between Wheeling-Pittsburgh Steel Corporation and SNA Carbon, LLC (incorporated by reference to the Current Report on Form 8-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on October 5, 2005).

10.5	Coke Supply Agreement, dated September 29, 2005, by and between Wheeling-Pittsburgh Steel Corporation and Mountain State Carbon, LLC (incorporated by reference to the Current Report on Form 8-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on October 5, 2005).

10.6(a)	Amended and Restated 2003 Management Stock Incentive Plan of Wheeling-Pittsburgh Corporation (incorporated by reference to the Annual Statement on Form 10-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on March 14, 2006).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.6(b)	Form of Restricted Stock Unit Award under Amended and Restated 2003 Management Stock Incentive Plan of Wheeling-Pittsburgh Corporation (incorporated by reference to the Annual Statement on Form 10-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on March 14, 2006).

10.7(a)	Esmark Incorporated 2007 Incentive Compensation Plan (incorporated by reference to the proxy statement /prospectus filed pursuant to Rule 424(b)(3) in connection with the Company’s Registration Statement on Form S-4 filed with the SEC October 30, 2007).

10.7(b)	Form of Restricted Stock Unit Award Agreement (filed herewith).

10.7(c)	Form of Deferred Stock Unit Award Agreement (non-employee directors) (filed herewith).

10.8	Description of the Annual Esmark Incorporated Management Incentive Plan (filed herewith).

10.9	Esmark Incorporated Non-Employee Directors Deferred Compensation Plan (filed herewith).

10.10	Wheeling-Pittsburgh Steel Corporation Supplemental Executive Retirement Plan (incorporated by reference to the Quarterly Report on Form 10-Q (File No. 0-50300) of Wheeling-Pittsburgh Corporation filed with the SEC on November 13, 2006).

10.11	Registration Rights Agreement, dated November 27, 2007, between Esmark Incorporated and Franklin Mutual Advisers, LLC as agent for certain of its investor funds (incorporated by reference to the Current Report on Form 8-K (File No. 001-33851) of the Company, filed with the SEC on December 3, 2007).

10.12(a)	Amended and Restated Revolving Loan Agreement, dated as of July 8, 2005 (the “ WPC Revolving Loan Agreement”), by and between Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the lenders and other financial institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as inventory and receivables security agent and documentation agent, and The CIT Group/Business Credit, Inc., Wachovia Bank, National Association and Fleet Capital Corp., as syndication agents (incorporated by reference to the Current Report on Form 8-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on July 14, 2005).

10.12(b)	Second Amendment and Consent, dated as of March 16, 2007, to the WPC Revolving Loan Agreement (incorporated by reference to the Annual Statement on Form 10-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on March 20, 2007).

10.12(c)	Third Amendment, dated as of May 9, 2007, to the WPC Revolving Loan Agreement (incorporated by reference to the Quarterly Report on Form 10-Q (File No. 0-50300) of Wheeling-Pittsburgh Corporation filed with the SEC on August 9, 2007.

10.12(d)	Fourth Amendment and Consent, dated as of October 31, 2007, to WPC Revolving Loan Agreement (incorporated by reference to the Current Report on Form 8-K (File No. 0-50300) of Wheeling-Pittsburgh, filed with the SEC on November 5, 2007).

10.12(e)	Fifth Amendment and Consent, dated as of November 27, 2007, to the WPC Revolving Loan Agreement (incorporated by reference to the Current Report on Form 8-K (File No. 001-33851) of the Company, filed with the SEC on December 3, 2007).

10.12(f)	Sixth Amendment and Waiver, dated as of December 18, 2007, to the WPC Revolving Loan Agreement (incorporated by reference to the Current Report on Form 8-K (File No. 001-33851) of the Company, filed with the SEC on December 26, 2007).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.12(g)	Seventh Amendment, dated as of January 31, 2008, to the WPC Revolving Loan Agreement (filed herewith).

10.12(h)	Waiver, dated as of February 15, 2008, to the WPC Revolving Loan Agreement (filed herewith).

10.12(i)	Eighth Amendment and Consent, dated as of February 29, 2008, to the WPC Revolving Loan Agreement (filed herewith).

10.13(a)*	Term Loan Agreement, dated as of July 31, 2003 (the “WPC Term Loan Agreement”), by and among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, the several banks and other financial institutions or entities from time to time party thereto, Lloyds TSB Bank PLC, as documentation agent, Australia and New Zealand Banking Group Limited, as syndication agent, Royal Bank of Canada, as administrative agent, Emergency Steel Loan Guarantee Board, as federal guarantor, and West Virginia Housing Development Group, as state guarantor.

10.13(b)	First Amendment and Waiver, dated June 25, 2004, to the WPC Term Loan Agreement (incorporated by reference to Form S-1 Registration Statement (File No. 333-116990) of Wheeling-Pittsburgh Corporation, filed with the SEC on June 30, 2004, as amended).

10.13(c)	Second Amendment, effective as of December 30, 2004, to the WPC Term Loan Agreement (incorporated by reference to the Annual Statement on Form 10-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on March 14, 2005).

10.13(d)	Third Amendment, effective as of September 29, 2005, to the WPC Term Loan Agreement (incorporated by reference to the Current Report on Form 8-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on October 5, 2005).

10.13(e)	Fourth Amendment and Waiver, dated as of March 10, 2006, to the WPC Term Loan Agreement (incorporated by reference to the Annual Statement on Form 10-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on March 14, 2006).

10.13(f)	Fifth Amendment, dated as of March 15, 2007, to the WPC Term Loan Agreement (incorporated by reference to the Annual Statement on Form 10-K (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on March 20, 2007).

10.13(g)	Sixth Amendment, dated as of November 27, 2007, to the WPC Term Loan Agreement (incorporated by reference to the Current Report on Form 8-K (File No. 001-33851) of the Company, filed with the SEC on December 3, 2007).

10. 13(h)	Seventh Amendment, dated as of February 29, 2008, to the WPC Term Loan Agreement (filed herewith).

10.14(a)	Credit Agreement, dated April 30, 2007, by and among ESSG and its subsidiaries, Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as Co-Collateral Agents (the “ESSG Credit Agreement”) (incorporated by reference to the Current Report on Form 8-K (File No. 001-33851) of the Company, filed with the SEC on December 3, 2007).

10.14(b)	Amendment No. 1, dated November 27, 2007, to the ESSG Credit Agreement (incorporated by reference to the Current Report on Form 8-K (File No. 001-33851) of the Company, filed with the SEC on December 3, 2007).

10.14(c)	Amendment No. 2, dated December 28, 2007, to the ESSG Credit Agreement (incorporated by reference to the Current Report on Form 8-K (File No. 001-33851) of the Company, filed with the SEC on January 4, 2008).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.14(d)	Amendment No. 3, dated January 31, 2008, to the ESSG Credit Agreement (filed herewith).

10.14(e)	Omnibus Amendment, dated February 15, 2008, to the ESSG Credit Agreement (filed herewith).

10.14(f)	Amendment No. 4, dated February 29, 2008, to the ESSG Credit Agreement (filed herewith).

10.15	Employment Agreement, dated January 4, 2008, between the Company and Paul J. Mooney (filed herewith).

21	Subsidiaries of Esmark Incorporated (filed herewith).

31.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to the Form 10 Registration Statement (File No. 0-50300) of Wheeling-Pittsburgh Corporation, filed with the SEC on August 8, 2003, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ESMARK INCORPORATED

By:	/s/ JAMES P. BOUCHARD
Name:	James P. Bouchard
Title:	Chairman, Chief Executive Officer and Director

Date: May 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. BOUCHARD James P. Bouchard	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2008

/s/ PAUL J. MOONEY Paul J. Mooney	Executive Vice President, and Chief Financial Officer (Principal Accounting Officer)	May 20, 2008

/s/ ALBERT G. ADKINS Albert G. Adkins	Director	May 20, 2008

/s/ CRAIG T. BOUCHARD Craig T. Bouchard	Director	May 20, 2008

/s/ JAMES L. BOWEN James L. Bowen	Director	May 20, 2008

/s/ CLARK BURRUS Clark Burrus	Director	May 20, 2008

/s/ C. FREDERICK FETTEROLF C. Frederick Fetterolf	Director	May 20, 2008

/s/ JAMES V. KOCH James V. Koch	Director	May 20, 2008

/s/ GEORGE MUÑOZ George Muñoz	Director	May 20, 2008

/s/ JOSEPH PEDUZZI Joseph Peduzzi	Director	May 20, 2008

/s/ JAMES A. TODD James A. Todd	Director	May 20, 2008

/s/ LYNN R. WILLIAMS Lynn R. Williams	Director	May 20, 2008