Form 10-Q
period 2008-03-31
Esmark INC
filed 2008-06-10
CIK 1392600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

The registrant had 39,510,321 shares of its common stock, par value $0.01 per share, issued and outstanding as of June 5, 2008.

Documents Incorporated by Reference: None

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ESMARK INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,
	2008	2007
Revenues
Net sales, including sales to affiliates of $64,614 in 2008	$600,056	$163,001

Cost and expenses
Cost of sales, including cost of sales to affiliates of $64,184 in 2008, excluding depreciation and amortization expense	553,362	148,189
Depreciation and amortization expense	15,160	2,769
Selling, general and administrative expense	32,242	11,461

Total costs and expenses	600,764	162,419

Operating (loss) income	(708)	582
Interest expense and other financing costs	(11,234)	(995)
Other (loss) income	(3,132)	48

Loss before income taxes and minority interest	(15,074)	(365)
Income tax provision (benefit)	801	(107)

Loss before minority interest	(15,875)	(258)
Minority interest	51	98

Net loss	$(15,824)	$(160)

Net loss	(15,824)	(160)
Preferred stock dividends	—	(3,459)

Loss available to common stockholders	$(15,824)	$(3,619)

Loss per share:
Basic	$(0.40)	$(0.51)
Diluted	$(0.40)	$(0.51)

Weighted average common shares outstanding (in thousands):
Basic	39,402	7,120
Diluted	39,402	7,120

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESMARK INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$22,073	$20,007
Accounts receivables, less allowance for doubtful accounts of $3,330 and $3,081	246,894	198,089
Inventories	373,838	395,009
Prepaid expenses and other current assets	16,889	9,374

Total current assets	659,694	622,479
Investment in and advances to affiliates	178,458	252,330
Property, plant and equipment, less accumulated depreciation of $31,289 and $17,727	654,953	663,305
Deferred income tax benefits	59,759	54,900
Intangible assets, less accumulated amortization of $17,170 and $15,772	39,531	41,060
Goodwill	32,217	32,217
Other assets	5,981	2,759

Total assets	$1,630,593	$1,669,050

Liabilities
Current liabilities:
Accounts payable, including book overdrafts of $7,571 and $13,176	$168,990	$154,720
Short-term debt	245,130	208,439
Payroll and employee benefits payable	64,770	63,225
Accrued income and other taxes	8,463	8,792
Deferred income taxes payable	60,385	55,805
Accrued interest and other current liabilities	54,489	68,605
Long-term debt due in one year	161,198	229,065

Total current liabilities	763,425	788,651
Long-term debt, less amount due in one year	27,891	31,640
Employee benefits	184,191	182,879
Other liabilities	27,932	26,962

Total liabilities	1,003,439	1,030,132

Minority interest	649	500

Stockholders’ equity
Common stock - $.01 par value; 100,000,000 shares authorized; 39,435,942 and 39,332,685 shares issued and outstanding	394	393
Additional paid-in capital	740,488	736,578
Accumulated deficit	(113,821)	(97,997)
Accumulated other comprehensive loss	(556)	(556)

Total stockholders’ equity	626,505	638,418

Total liabilities and stockholders’ equity	$1,630,593	$1,669,050

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESMARK INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Quarter Ended March 31,
	2008	2007
Cash flow from operating activities
Net loss	$(15,824)	$(160)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	15,160	2,769
VEBA, profit sharing and other stock transactions	270	—
Other postretirement benefits	1,721	—
Stock-based compensation	2,499	265
Amortization of debt discount	820
Equity income of affiliates, net of dividends	3,293	—
Deferred income taxes	(180)	—
Minority interest	(51)	98
Other	927	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(48,805)	(12,364)
Inventories	21,171	(14,411)
Other current assets	(6,606)	(2,267)
Accounts payable	19,875	17,212
Other current liabilities	719	(389)
Other assets and other liabilities, net	(2,996)	—

Net cash used in operating activities	(8,007)	(9,247)

Cash flow from investing activities
Acquisitions, net of cash acquired	—	281
Proceeds from sale of investment in affiliate	70,539	—
Distributions from affiliates	40	—
Capital expenditures	(5,311)	(371)
Proceeds from sale of assets	29	82

Net cash provided by (used in) investing activities	65,297	(8)

Cash flow from financing activities
Book overdraft	(5,605)	—
Net change in short-term debt	36,691	7,545
Repayment of long-term debt	(73,041)	(118)
Payments - deferred financing arrangements	(13,269)	—

Net cash (used in) provided by financing activities	(55,224)	7,427

Net increase (decrease) in cash and cash equivalents	2,066	(1,828)
Cash and cash equivalents, beginning of period	20,007	9,765

Cash and cash equivalents, end of period	$22,073	$7,937

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESMARK INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Comprehensive Loss	Temporary Equity - Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Excluding Temporary Equity
Balance, December 31, 2006		170,518	—	143,564	(71,139)	(61)	72,364
Cumulative effect adjustment - Adoption of FIN 48		—	—	—	(433)	—	(433)

Adjusted balance, January 1, 2007		170,518	—	143,564	(71,572)	(61)	71,931
Comprehensive loss:
Net loss	$(9,024)	—	—	—	(9,024)	—	(9,024)
Net actuarial loss, net of tax	(556)	—	—	—	—	(556)	(556)
Unrealized loss on marketable securities, net of tax of $40	61	—	—	—	—	61	61

Comprehensive loss	$(9,519)						—

Stock-based compensation		—	—	762	—	—	762
Excess tax benefit - stock based compensation		—	—	69	—	—	69
Dividends paid - preferred stock		2,234	—	2,234	(12,743)	—	(10,509)
Dividends paid - common stock		—	—	—	(4,658)	—	(4,658)
Merger transaction		(172,752)	393	589,949	—	—	590,342

Balance, December 31, 2007		—	393	736,578	(97,997)	(556)	638,418
Comprehensive loss:
Net loss	$(15,824)	—	—	—	(15,824)	—	(15,824)

Stock issued:

Employee benefit plans		—	—	263	—	—	263

Other		—	1	1,499	—	—	1,500

Stock-based compensation		—	—	2,148	—	—	2,148

Balance, March 31, 2008		$—	$394	$740,488	$(113,821)	$(556)	$626,505

	Preferred Stock	Common Stock
Share Activity:

Balance, December 31, 2006	172,000	7,064,967
Stock issued - acquisitions	—	55,265
Stock issued - dividends	3,760	129,568
Stock issued - employee benefit plans	—	55,807
Stock issued - merger transaction:
Converted - preferred stock	(175,760)	10,194,365
Issued	—	18,806,397
Exercise of purchase rights	—	10,526,316
Exercise of put rights	—	(7,500,000)

Balance, December 31, 2007	—	39,332,685
Stock issued - employee benefit plans	—	25,937
Stock issued - other	—	77,320

Balance, March 31, 2008	—	39,435,942

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of Esmark Incorporated and subsidiaries (Esmark or the Company) are unaudited. In the opinion of management, these financial statements reflect all recurring adjustments necessary to present fairly the consolidated financial position of the Company and the results of its operations and the changes in its cash flows for the periods presented. The results presented in these financial statements are not necessarily indicative of the results that may be expected for the year. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the Unites States of America. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which includes all disclosures required by accounting principles generally accepted in the Unites States of America.

The condensed consolidated financial statements of the Company have been prepared based on the assumption that the Company will continue as a going concern. The Company’s current revolving credit facilities are due and payable no later than September 30, 2008. The Company’s ability to refinance these obligations will be dependent on a number of factors including the Company’s ability to borrow funds from the same or alternative lenders in a difficult lending environment, the Company’s ability to forecast and generate cash flow from future operations and the Company’s ability to structure alternative capital transactions with third parties and, if necessary, obtain proceeds from the disposition of assets. As a result, there is substantial doubt as to the ability of the Company to continue as a going concern.

Formation and Merger

On November 27, 2007, the Company consummated a business combination transaction in which Wheeling-Pittsburgh Corporation (Wheeling-Pittsburgh) and Esmark Steel Services Group, Inc. (f/k/a Esmark Incorporated) (ESSG) became wholly-owned subsidiaries of the Company. The Company was incorporated on March 9, 2007 under the name of Clayton Acquisition Corporation. Clayton Acquisition Corporation was incorporated for the sole purpose of effecting the merger of ESSG, a privately-held corporation, and Wheeling-Pittsburgh, a public company. Immediately following the merger, Clayton Acquisition Corporation changed its name to Esmark Incorporated and Esmark Incorporated changed its name to Esmark Steel Service Group, Inc.

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

In connection with the merger transaction, the stockholders of ESSG exchanged each share of outstanding common stock of ESSG held immediately prior to the merger for 49.3874 shares of common stock of the Company. Accordingly, share amounts previously reported for ESSG have been adjusted to reflect this exchange ratio.

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

Recently Adopted Accounting Standards

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

The FASB issued FASB No. 157, “Fair Value Measurement”, in September 2006. FASB No. 157 defines fair value, established a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007 as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FASB No. 157 as it relates to nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. The adoption of FASB No. 157 as it relates to financial assets and financial liabilities had no effect on the financial statements of the Company. The Company is currently assessing the impact of FASB No. 157 as it relates to nonfinancial assets and nonfinancial liabilities.

Recently Issued Accounting Standards

The FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133”, in March 2008. FASB No. 161 requires enhances disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FASB No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect this statement to have any effect on its financial statements.

The FASB issued FASB No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, in December 2007. FASB No. 160 requires that noncontrolling interests in consolidated financial statements be reflected in the equity section of the balance sheet, that the consolidated net income attributable to the parent company and the noncontrolling interest be clearly identified and presented on the face of the income statement, that changes in the parent company’s ownership interest in the entity be accounted for as equity transactions, that gain or loss on the deconsolidation of the entity and any retained noncontrolling interest in the entity be measured at fair value and that disclosures clearly identify and distinguish the interest of the parent company and the noncontrolling owners. FASB No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of this statement on its financial statements.

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

2.	Acquisitions

On November 27, 2007, as a result of the merger discussed in Note 1, the Company acquired 100% of the outstanding common stock of Wheeling-Pittsburgh for $382,480. The Company issued 18,806,397 shares of its common stock to the stockholders of Wheeling-Pittsburgh, including shares issued in exchange for outstanding convertible debt plus accrued and unpaid interest, to effect the acquisition, the value of which was determined to be equal to the average closing price of Wheeling-Pittsburgh’s common stock on the date of the merger transaction and two days prior to the merger transaction, or $19.43 per share. The Company incurred acquisition costs of $12,030 in connection with the acquisition, estimated the fair value of purchase and put rights granted to stockholders of Wheeling-Pittsburgh in connection with the merger transaction to approximate $4,523 and estimated the fair value of outstanding Wheeling-Pittsburgh stock options to approximate $519.

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

Management continues to gather additional information about the fair value of Wheeling-Pittsburgh’s acquired assets and liabilities. Accordingly, the related amounts included in the Company’s March 31, 2008 and December 31, 2007 financial statements are preliminary and could change.

The following unaudited pro forma information reflects the actual results of operations for the Company for the quarter ended March 31, 2008 and as if the 2007 acquisition had occurred on January 1, 2007 with respect to the results of operations for the Company for the quarter ended March 31, 2007:

	Quarter Ended March 31,
	2008	2007
(Unaudited)
Net sales	$600,056	$555,604
Loss from operations	$(708)	$(55,586)
Net loss available to common stockholders	$(15,824)	$(62,573)

Loss per share:
Basic	$(0.40)	$(1.59)
Diluted	$(0.40)	$(1.59)

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

The Company manufactures, processes and sells steel products. The Company has the following two reportable segments:

Mill Operations

The Company, through its wholly-owned subsidiary, Wheeling-Pittsburgh, produces flat-rolled steel products, including hot-rolled, cold-rolled and coated steel products. Flat-rolled steel products are sold to converters and processors and steel service centers, substantially all of which are located in the United States. The Company acquired the mill operations segment on November 27, 2007 as a result of the merger transaction discussed in Note 1.

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

The Company, through Wheeling Corrugating Company (WCC), a division of its wholly-owned subsidiary, Wheeling-Pittsburgh, produces fabricated steel products, including roll-formed corrugated roofing, roof deck, form deck, floor deck, bridgeform and other products. Fabricated steel products are sold to customers in the construction, agriculture, highway and container markets, substantially all of which are located in the United States. Prior to January 1, 2008, WCC was included in the mill operations segment. Effective January 1, 2008, due to changes in the structure of the Company’s internal organization, WCC has been included in the downstream operations segment.

The chief operating decision maker evaluates performance and allocates resources to each segment based on numerous factors, the principal factor being operating income.

The results of segment operations are as follows:

	Mill Operations	Downstream Operations	Total
Quarter ended March 31, 2008:
Net sales:
External customers	$336,916	$263,140	$600,056
Intersegment	81,998	—	81,998

Total	$418,914	$263,140	$682,054

Profit and loss:
Operating (loss) income	$(6,690)	$12,331	$5,641
Depreciation and amortization expense	11,640	3,520	15,160

Quarter ended March 31, 2007:
Net sales:
External customers	$—	$163,001	$163,001
Intersegment	—	—	—

Total	$—	$163,001	$163,001

Profit and loss:
Operating income	$—	$582	$582
Depreciation and amortization expense	—	2,769	2,769

The following reconciles segment information to consolidated totals:

	Quarter Ended March 31,
	2008	2007
Net loss:
Segment operating income	$5,641	$582
Consolidating adjustments	(284)	—
Parent-company items	(6,065)	—

Operating (loss) income	(708)	582
Interest expense and other financing costs	(11,234)	(995)
Other (loss) income	(3,132)	48
Income tax (provision) benefit	(801)	107
Minority interest	51	98

Consolidated net loss	$(15,824)	$(160)

	March 31, 2008	December 31, 2007
Total assets:
Mill operations	$1,105,879	$—
Downstream operations	569,396	330,628
Consolidating adjustments and parent company items	(44,682)	—

Total assets	$1,630,593	$330,628

4.	Transactions with Affiliates and Related Parties

The Company received management and consulting services from the Bouchard Group, LLC and Bouchard 10S, LLC, both owned by officer-stockholders of the Company. The Company incurred costs of $254 during the quarter ended March 31, 2007 for such services which were included in selling, general and administrative expense.

Chicago Logistics, LLC provides logistic services to the Company. Members of Chicago Logistics, LLC are minority stockholders of the Company. The Company incurred costs of $2,885 and $3,370 during the quarters ended March 31, 2008 and 2007, respectively, with Chicago Logistics, LLC. At March 31, 2008 and December 31, 2007, the Company had accounts payable of $1,421 and $851 due to Chicago Logistics, LLC, respectively.

The Company had sales to and purchased raw materials from Mars Steel Corp. Shareholders of Mars Steel Corp are minority stockholders in the Company. Sales to Mars Steel Corp totaled $440 during the quarter ended March 31, 2007. The Company purchased raw materials from Mars Steel Corp in the amount of $708 and $1,423 during the quarters ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the Company had accounts payable due to Mars Steel Corp of $135 and $281, respectively.

The Company purchased certain raw materials from Wheeling-Pittsburgh and its affiliates of $5,118 during the quarter ended March 31, 2007.

The Company satisfied an obligation owing to Raymond James & Associates, Inc. for $1,500 by issuing 77,320 shares of common stock in January 2008. A member of the ESSG board of directors served as managing director of Raymond James & Associates, Inc.

As a result of the merger transaction that occurred on November 27, 2007, the Company owned 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin), which was accounted for using the equity method of accounting. The Company sold its interest in Wheeling-Nisshin in March 2008 for a net amount of $70,539. The Company had sales to Wheeling-Nisshin of $30,979 during the quarter ended March 31, 2008. At December 31, 2007, the Company had accounts receivable due from Wheeling-Nisshin, Inc. of $5,622 and had accounts payable to Wheeling-Nisshin of $542.

As a result of the merger transaction that occurred on November 27, 2007, the Company owns 50% of the outstanding common stock of Ohio Coatings Corporation (OCC), which is accounted for using the equity method of accounting. The Company had sales to OCC of $31,245 during the quarter ended March 31, 2008. At March 31, 2008 and December 31, 2007, the Company had accounts receivable due from OCC of $7,574 and $3,507, respectively, and had accounts payable due to OCC of $80 and $91, respectively. At March 31, 2008 and December 31, 2007, the Company had a loan receivable due from OCC of $5,375, which bears interest at a variable rate, which currently approximates 6.0%. The Company recorded interest income on the loan receivable of $95 during the quarter ended March 31, 2008.

As a result of the merger transaction that occurred on November 27, 2007, the Company owns a 50% voting and non-voting capital interest in Mountain State Carbon, LLC (MSC), a joint venture, which is accounted for using the equity method of accounting. The Company purchased coke and coke-related products from MSC in the amount of $29,785 during the quarter ended March 31, 2008. The Company provides services to MSC under a management agreement and an operating agreement. During the quarter ended March 31, 2008, the Company billed MSC $9,349 for such services. At March 31, 2008 and December 31, 2007, the Company had accounts payable to MSC of $8,080 and $7,453, respectively, and had accounts receivable due from MSC of $3,567 and $3,444, respectively.

As a result of the merger transaction that occurred on November 27, 2007, the Company owns 50% of the outstanding common stock of Jensen Bridge & Roofing Company, LLC (Jensen Bridge), a joint venture, and 50% of the outstanding common stock of Avalon Metal Roofing and Building Components, LLC (Avalon), a joint venture. These joint ventures are accounted for using the equity method of accounting. The Company had sales to these joint ventures of $2,390 during the quarter ended March 31, 2008. At March 31, 2008 and December 31, 2007, the Company had accounts receivable due from these joint ventures of $2,922 and $2,022, respectively.

5.	Restructuring Costs

In connection with and as a part of the merger transaction discussed in Note 1, the Company approved a plan to idle operations at Wheeling-Pittsburgh’s steel-making facility in Allenport, Pennsylvania and to curtail production to one galvanizing line at Wheeling-Pittsburgh’s steel-making facility in Martins Ferry, Ohio. Steel-making at Wheeling-Pittsburgh’s Allenport, Pennsylvania facility was idled at the end of the first quarter of 2008. It is anticipated that the curtailment to one galvanizing line at Wheeling-Pittsburgh’s Martins Ferry, Ohio facility will occur by the end of the third quarter of 2008. As a result, the following costs were identified as exit costs, all of which are associated with Wheeling-Pittsburgh and all of which were included as an assumed obligation in the determination of the cost to acquire the outstanding common stock of Wheeling-Pittsburgh as of November 27, 2007:

	Involuntary Termination Benefits	Environmental Costs	Contract Termination Costs	Total
Balance, December 31, 2007	$36,752	$793	$4,520	$42,065
Costs incurred	—	—	—	—
Costs paid/settled	—	—	—	—
Other adjustments	—	—	—	—

Balance, March 31, 2008	$36,752	$793	$4,520	$42,065

6.	Share-Based Payments

During the quarter ended March 31, 2008, the Company issued 569,953 stock unit service awards with a weighted average grant date fair value of $10.36 per unit. This amount will be amortized to expense over the requisite service period through February 2009.

7.	Other (Loss) Income

	Quarter Ended March 31,
	2008	2007
Equity loss in affiliates	$(3,293)	$—
Interest and investment income	139	17
Other	22	31

Total	$(3,132)	$48

8.	Loss Per Share

For the quarters ended March 31, 2008 and 2007, a reconciliation of the numerator and denominator for the calculation of basic and diluted loss per share is as follows:

	Quarter Ended March 31,
	2008	2007
Net income	$(15,824)	$(160)
Preferred stock dividends	—	(3,459)

Loss available to common stockholders	$(15,824)	$(3,619)

	Quarter Ended March 31,
	2008	2007
Weighed-average basic shares outstanding (in thousands)	39,402	7,120
Dilutive effect of (in thousands):
Convertible preferred stock	—	—
Common stock warrants	—	—
Stock options	—	—
Stock unit awards	—	—

Weighed-average diluted shares outstanding (in thousands)	39,402	7,120

Basic loss per share	$(0.40)	$(0.51)
Diluted loss per share	$(0.40)	$(0.51)

For the quarter ended March 31, 2008, 364,074 weighted average shares applicable to common stock warrants, stock options for 40,578 weighted average shares of common stock at a weighted average exercise price of $18.74 and 678,104 weighted average shares of common stock applicable to stock unit awards were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. For the quarter ended March 31, 2007, 539,458 weighted shares applicable to convertible preferred stock and common stock warrants were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

In connection with the merger transaction discussed in Note 1, the stockholders of ESSG exchanged each share of outstanding common stock of ESSG held immediately prior to the merger for 49.3874 shares of common stock of Esmark. As a result, the weighted average basic shares of ESSG as previously reported for the quarter ended March 31, 2007 has been adjusted to reflect this exchange ratio.

9.	Inventories

	March 31, 2008	December 31, 2007
Raw materials	$145,555	$138,927
Work in process	192,028	200,737
Finished goods	56,671	51,819
Other materials and supplies	4	30
Reserves	(740)	(823)

Total current cost	393,518	390,690
Current cost (over) under carrying cost	(19,680)	4,319

Total carrying value	$373,838	$395,009

During the quarter ended March 31, 2008, certain inventory quantities were reduced resulting in liquidations of LIFO inventories carried at costs prevailing in prior periods. The effect was to decrease cost of goods sold by $5,594 during this period.

10.	Intangible Assets and Goodwill

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$41,051	$14,212	$41,051	$13,393
Technology	12,298	279	12,298	70
Covenant not to compete	3,175	2,670	3,225	2,220
Other deferred costs	27	9	108	89

Total	56,551	17,170	56,682	15,772
Intangible assets not subject to amortization:
Trade name	150	—	150	—

Total	$56,701	$17,170	$56,832	$15,772

Amortization expense for intangible assets subject to amortization amounted to $1,529 and $1,458 for the quarters ended March 31, 2008 and 2007, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

2008 - remaining portion	$3,570
2009	3,910
2010	3,738
2011	3,607
2012	3,444

Total	$18,269

No changes in the carrying amount of goodwill occurred during the quarter ended March 31, 2008.

11.	Short-Term and Long-Term Debt

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

Due to this concern and the existence of certain cross-default and cross-acceleration provisions, long-term debt otherwise due and payable beyond one year in the amount $64,450 has been reclassified as a short-term obligation as of March 31, 2008.

12.	Pension and Other Postretirement Benefits

Net periodic cost for pension and other postretirement benefits were as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended March 31,		Quarter Ended March 31,
	2008	2007	2008	2007
Components of net periodic cost:
Service cost	$56	$—	$604	$—
Interest cost	188	—	2,082	—
Expected return on assets	(97)	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—

Net periodic cost	$147	$—	$2,686	$—

The Company made payments of $965 for other postretirement benefits during the quarter ended March 31, 2008. The Company currently expects to make payments of approximately $10,900 for other postretirement benefits during 2008. The Company does not expect to make any contributions to its defined benefit pension plan during 2008. The Company had no pension and other postretirement benefit obligations prior to the merger transaction that occurred on November 27, 2007.

13.	Income Taxes

The provision for income taxes principally reflects the tax expense attributable to the gain on the sale of an investment in an affiliate. Otherwise, no benefit for income taxes was recorded for the quarter ended March 31, 2008 as it was not more likely than not that the loss incurred during the quarter will result in a reduction of income taxes payable in future periods.

14.	Involuntary Conversion

On January 29, 2008, ESSG experienced a fire at its Electric Coating Technologies – Bridgeview (ECT-Bridgeview) location. ECT-Bridgeview operates a non-automotive electro-galvanizing line in a 136,000 square foot facility located in Bridgeview, IL. The facility incurred substantial damage that has made it currently unusable. Insurance coverage includes real and personal property as well as business interruption. The loss incurred, if any, relative to this event cannot be reasonably estimated at this time.

15.	Commitments and Contingencies

Litigation

On May 8, 2008, ArcelorMittal announced that it filed a suit against the Company and an affiliate in the Supreme Court of New York seeking in excess of $540,000 in connection with the Company’s and its affiliate’s breach of an August 1, 2007 contract to purchase the Sparrows Point steel manufacturing facility from Arcelor/Mittal for $1,350,000. The Company believes that the suit is without merit and will vigorously defend the action.

In April 2005 Wheeling-Pittsburgh filed a lawsuit in Brooke County, West Virginia Circuit Court against Massey Energy Company (Massey) and its subsidiary, Central West Virginia Energy Company (CWVEC), seeking substantial monetary damages for breach of a metallurgical coal supply contract between Wheeling-Pittsburgh and CWVEC. On July 2, 2007, a jury awarded Wheeling-Pittsburgh and Mountain State Carbon, LLC, its coke plant joint venture and co-plaintiff, $119,850 in compensatory damages and $100,000 in punitive damages against Massey and CWVEC. By order dated August 2, 2007, the trial judge affirmed the jury’s award with respect to punitive damages and awarded pre-judgment interest totaling approximately $24,050. On September 4, 2007, the trial judge denied Massey’s and CWVEC’s motion for a new trial and all other post-trial motions. The court also granted judgment on a certain counterclaim by Massey, the value of which with pre-judgment interest totaled approximately $4,550. Massey and CWVEC appealed this verdict to the West Virginia Supreme Court of Appeals. On May 23, the West Virginia Supreme Court of Appeals decided not to hear the appeal filed by Massey and CWVEC. Massey and CWVEC have publicly stated that they will explore all of their options, including an appeal to the United States Supreme Court. The final outcome cannot be determined until all appeals are concluded. We are unable to predict at this time when the determination of a final amount will occur or when, or if, we will receive payment on the award. No amounts have been recorded as of March 31, 2008 relative to this matter.

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

Wheeling-Pittsburgh estimates that demands for stipulated penalties and fines for post-petition events and activities through March 31, 2008 could total up to $3,687, which has been fully reserved by Wheeling-Pittsburgh. These claims arise from instances in which Wheeling-Pittsburgh allegedly exceeded post-petition consent decree terms, including: (a) $2,244 related to a January 30, 1996 USEPA consent decree for Wheeling-Pittsburgh’s coke oven gas desulphurization facility contributed to Mountain State Carbon, LLC; (b) $648 related to a July 1991 USEPA consent decree for water discharges into the Ohio River; (c) $101 related to a September 20, 1999 Ohio EPA consent decree for Wheeling-Pittsburgh’s coke oven gas desulphurization facility contributed to Mountain State Carbon, LLC; and (d) $694 related to a 1992 USEPA consent order for other water discharges issues. Wheeling-Pittsburgh may have defenses to certain of these exceedances.

In September 2000, Wheeling-Pittsburgh entered into a consent order with the West Virginia Department of Environmental Protection wherein Wheeling-Pittsburgh agreed to remove tar and contaminated sediments from the bed of the Ohio River. Wheeling-Pittsburgh estimates the cost of removal of the remaining contaminated sediments to be $1,000 at March 31, 2008, which has been fully reserved by Wheeling-Pittsburgh. Wheeling-Pittsburgh currently expects this work to be substantially complete by the end of 2008.

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

Total accrued environmental liabilities amounted to $27,142 and $27,113 at March 31, 2008 and December 31, 2007, respectively. These accruals were based on all information available to the Company. As new information becomes available, whether from third parties or otherwise, and as environmental regulations change, the liabilities are reviewed and adjusted accordingly. Unless stated above, the time-frame over which these liabilities will be satisfied is presently unknown. Further, the Company considers it reasonably possible that it could ultimately incur additional liabilities relative to the above exposures of up to $10,000.

Commitments

Wheeling-Pittsburgh entered into a 15-year take-or-pay contract in 1999, which was amended in 2003 and requires Wheeling-Pittsburgh to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $600, subject to escalation clauses. Payments for deliveries under this contract totaled $2,823 during the quarter ended March 31, 2008.

Wheeling-Pittsburgh entered into a 20-year contract in 1999, which was amended in 2003 and requires the Wheeling-Pittsburgh to purchase steam and electricity each month or pay a minimum monthly charge calculated at a minimum of $3.75 times the number of tons of iron produced each month, with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Payments for delivery of steam and electricity under this contract totaled $1,640 during the quarter ended March 31, 2008.

Under terms of the Mountain State Carbon, LLC joint venture agreement, Wheeling-Pittsburgh and SNA Carbon have agreed to refurbish a coke plant facility owned by Mountain State Carbon, LLC Wheeling-Pittsburgh is committed to make additional capital contributions of $777 to Mountain State Carbon, LLC in 2008.

Other

The Company is the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. However, based on information currently available, management believes that the disposition of these matters will not have a material adverse effect on the business, results of operations or the financial position of the Company.

16.	Subsequent Events

On April 30, 2008, the Company agreed to the material terms of a proposed tender offer and merger with Essar Steel Holdings Limited (Essar) for the purchase of all of the outstanding common stock of the Company for $17.00 per share. The Company also entered into a binding commitment with Essar for a $110,000 term loan, the proceeds of which were used to refinance the Company’s outstanding term loan in the amount of $79,000 and to provide additional liquidity to the Company. This proposed tender offer is subject to an approximate 52-day “right to bid” period as set forth in the collective bargaining agreement with the United Steelworkers (USW). If the proposed merger with Essar is terminated under certain circumstances, the Company would be required to pay Essar a termination fee of $20,500. On May 16, 2008, the USW publicly announced a demand that the Company repudiate the Essar agreements and asserted their belief that such agreements with Essar are in direct violation of the Company’s collective bargaining agreement with the USW. On May 30, 2008 the USW filed a grievance alleging that the Company has violated the right to bid provisions of the collective bargaining agreement. The Company believes that it is in compliance with the collective bargaining agreement, including the “right to bid” provision and will vigorously contest the grievance.

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

On May 30, 2008, Severstal commenced a tender offer to acquire all of the outstanding common stock of the Company for $17.00 per share. The tender offer expires on June 26, 2008 and is subject to certain terms and conditions set forth in Severstal’s offer to purchase dated May 30, 2008.

On May 6, 2008, Wheeling-Pittsburgh’s term loan agreement, which was scheduled to mature on July 1, 2008, was amended and restated when Essar assumed the remaining $79,000 outstanding principal amount of the loans under the agreement. The term loan maturity date was extended to the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. Additionally, applicable margins for loans under the agreement were decreased to the three-month LIBOR rate plus 0.50% per annum payable quarterly, and the Federal and State of West Virginia guarantees under the agreement were terminated in their entirety. The agreement requires that the loans be prepaid after a change in control of Esmark not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 6, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of the Company, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the ESSG term loan agreement) of the Company’s common stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan.

Wheeling-Pittsburgh’s revolving credit agreement was amended or otherwise modified on April 18, 2008, April 30, 2008, May 5, 2008 and May 20, 2008. The principal effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of Wheeling-Pittsburgh’s amended and restated term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008 and (ii) permit certain investments in certain related entities.

On May 2, 2008, ESSG entered into a $31,000 term loan facility with Essar. Proceeds of the loan were loaned to the Company, which contributed the funds to Wheeling-Pittsburgh, which were in turn contributed to WPSC in order to enhance liquidity. The loans under the ESSG agreement mature on the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. The term loans bear interest at the three-month LIBOR rate plus 0.50% per annum payable quarterly. The agreement requires that the loans be prepaid after a change in control of the Company not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 2, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of the Company, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the Wheeling-Pittsburgh term loan agreement) of the Company’s common stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan. The loans under the agreement are guaranteed by the Company and ESSG’s subsidiaries, and are secured by substantially all of the assets of ESSG and its subsidiaries.

ESSG’s revolving credit agreement was amended on May 2, 2008 and May 20, 2008. The principal effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of ESSG’s term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008 (ii) enhance liquidity by decreasing minimum availability required under the agreement from $20,000 to $5,000 (which may increase by up to $10,000 over time to up to $15,000, based on the occurrence of certain events), (iv) introduce a stand alone fixed charge coverage ratio effective for measurement periods as defined in the agreement, (v) provide for a potential event of default if the proposed merger agreement with Essar is not executed within 52 days, and up to 74 days under conditions as defined in the amendment dated May 2, 2008, (vi) require ESSG to loan or dividend the $31,000 in proceeds from the ESSG term loan to the Company, allow the Company to make a capital contribution to Wheeling-Pittsburgh and Wheeling-Pittsburgh to make a capital contribution to WPSC in order to enhance liquidity and (vii) modify the form of required delivery of financial statements for the fiscal year 2007.

On May 8, 2008, ArcelorMittal announced that it filed a suit against the Company and an affiliate in the Supreme Court of New York seeking in excess of $540,000 in connection with the Company’s and its affiliate’s alleged breach of an August 1, 2007 contract to purchase the Sparrows Point steel manufacturing facility from ArcelorMittal for $1,350,000. The Company believes that the suit is without merit and will vigorously defend the action.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS CAUTIONARY LANGUAGE

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to future events and expectations and, as such, constitute forward-looking statements. These statements often include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be different form those expressed or implied in the forward-looking statements. For a discussion of some of the risk factors that may cause such a difference, see Note 15 to the Condensed Consolidated Financial Statements, the disclosures included below under Quantitative and Qualitative Disclosures About Market Risk, and Item 1, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Esmark

The Company, a holding company, owns 100% of the outstanding common stock of its two operating subsidiaries, Wheeling-Pittsburgh and ESSG.

Wheeling-Pittsburgh

Wheeling-Pittsburgh, a holding company, produces steel and steel products using both integrated and electric arc furnace technology, through its principal operating subsidiary, WPSC. Wheeling-Pittsburgh’s operations include one operating blast furnace, one electric arc furnace (EAF), one basic oxygen furnace (BOF) with two vessels, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.8 million tons, an 80-inch hot strip mill with an estimated annual hot rolling capacity of 3.4 million tons and pickling and coil finishing facilities. Wheeling-Pittsburgh produced 615,115 tons of steel slabs during the first quarter of 2008 and shipped 629,884 tons of steel during the first quarter of 2008 (including intercompany shipments of 20,426 tons of steel).

Wheeling-Pittsburgh produces flat rolled steel products for converters and processors and steel service centers, and for the construction, container and agriculture markets. Wheeling-Pittsburgh’s product offerings include cold-rolled products, coated products and fabricated products. Wheeling-Pittsburgh also produces and sells hot-rolled steel products.

Wheeling Corrugating Company (WCC), an operating division of WPSC, manufactures fabricated steel products primarily for the construction and agricultural markets. WCC products represented approximately 14.8% of Wheeling-Pittsburgh’s steel tonnage shipped during the first quarter of 2008.

WPSC has ownership interests in two significant joint ventures. WPSC owns 50.0% of the outstanding common stock of Ohio Coatings Company (OCC) and owns a 50% joint venture interest in Mountain State Carbon, LLC (MSC). WPSC owned 35.7% of the outstanding common stock of Wheeling-Nisshin, Inc. (Wheeling-Nisshin) which was sold in March 2008. WPSC sold steel products to Wheeling-Nisshin and OCC, which, in total, accounted for approximately 15.0% of WPSC’s steel tonnage shipped during the first quarter of 2008 and approximately 13.7% of WPSC’s net sales for the first quarter of 2008. MSC produces and supplies substantially all of the coke needs of WPSC, approximating 0.6 million tons annually, at a price equal to MSC’s cost of production, as defined by the joint venture agreement.

ESSG

ESSG is a Midwestern steel services company that is engaged in the processing and distribution of metals, including just-in-time delivery of value-added steel products (hot-rolled, cold-rolled, hot-dipped galvanized, electrogalvanized and pre-painted) to approximately 2,000 core customers located in the Midwest United States. ESSG has acquired a number of steel companies since it was formed in 2003. The majority of ESSG’s customers are end-users in a wide range of diverse markets including construction, automotive, appliance, shelving and agriculture.

ESSG operates through its ten subsidiaries which have major locations in Illinois, Indiana, Ohio, and Missouri. ESSG has over 1.5 million square feet of facilities. Each subsidiary is operated on a stand-alone basis with coordination of marketing, sales, purchasing and accounting through ESSG’s executive team.

ESSG processed and sold 179,706 tons of steel during the first quarter of 2008.

Recent Developments

On April 30, 2008, the Company agreed to the material terms of a proposed tender offer and merger with Essar Steel Holdings Limited (Essar) for the purchase of all of the outstanding common stock of the Company for $17.00 per share. The Company also entered into a binding commitment with Essar for a $110.0 million term loan, the proceeds of which were used to refinance the Company’s outstanding term loan and to provide additional liquidity to the Company. This proposed tender offer is subject to an approximate 52-day “right to bid” period as set forth in the collective bargaining agreement with the USW. If the proposed merger with Essar is terminated under certain circumstances, the Company would be required to pay Essar a termination fee of $20.5 million. On May 16, 2008, the USW publicly announced a demand that the Company repudiate the Essar agreements and asserted their belief that such agreements with Essar are in direct violation of the Company’s collective bargaining agreement with the USW. On May 30, 2008 the USW filed a grievance alleging that the Company has violated the right to bid provisions of the collective bargaining agreement. The Company believes that it is in compliance with the collective bargaining agreement, including the “right to bid” provision and will vigorously contest the grievance.

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

On May 30, 2008, Severstal commenced a tender offer to acquire all of the outstanding common stock of the Company for $17.00 per share. The tender offer expires on June 26, 2008 and is subject to certain terms and conditions set forth in Severstal’s offer to purchase dated May 30, 2008.

On May 6, 2008, Wheeling-Pittsburgh’s term loan agreement, which was scheduled to mature on July 1, 2008, was amended and restated when Essar assumed the remaining $79.0 million outstanding principal amount of the loans under the agreement. The term loan maturity date was extended to the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. Additionally, applicable margins for loans under the agreement were decreased to the three-month LIBOR rate plus 0.50% per annum payable quarterly, and the Federal and State of West Virginia guarantees under the agreement were terminated in their entirety. The agreement requires that the loans be prepaid after a change in control of the Company not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 6, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of the Company, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the ESSG term loan agreement) of the Company’s common stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan. On May 20, 2008 Wheeling-Pittsburgh entered into an amendment to the term loan facility that extended the delivery date of the financial statements for the fiscal year 2007 and first quarter of 2008 to July 15, 2008 and waived the requirement that the financial statements for the fiscal year 2007 not be qualified by a going concern qualification.

Wheeling-Pittsburgh’s revolving credit agreement was amended or otherwise modified on January 31, 2008, February 15, 2008. February 29, 2008, March 28, 2008, April 18, 2008, April 30, 2008, May 5, 2008 and May 20, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of Wheeling-Pittsburgh’s amended and restated term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008, (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by eliminating the inventory collateral cap under the agreement and increasing access to excess collateral, if available, as additional borrowing availability from $30.0 million to $60.0 million, offset by an increase in the minimum availability requirement from $50.0 million to $70.0 million, (iv) permit the sale of Wheeling-Pittsburgh’s equity interest in its joint venture, Wheeling-Nisshin, Inc., and use such net proceeds to prepay outstanding debt under Wheeling-Pittsburgh’s term loan agreement, (v) extend the required delivery date of the Company’s audited financial statements for fiscal year 2007 and its unaudited financial statements for the first quarter of fiscal 2008 to May 31, 2008 and (vi) modify the form of required delivery of financial statements for the fiscal year 2007.

On May 2, 2008, ESSG entered into a $31 million term loan facility with Essar. Proceeds of the loan were loaned to the Company, which contributed the funds to Wheeling-Pittsburgh, which were in turn contributed to WPSC in order to enhance liquidity. The loans under the ESSG agreement mature on the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. The term loans bear interest at the three-month LIBOR rate plus 0.50% per annum payable quarterly. The agreement requires that the loans be prepaid after a change in control of the Company not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 2, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of the Company, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the Wheeling-Pittsburgh term loan agreement) of the Company’s common stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan. The loans under the agreement are guaranteed by the Company and ESSG’s subsidiaries, and are secured by substantially all of the assets of ESSG and its subsidiaries. On May 20, 2008, ESSG entered into an agreement to the term loan facility that extended the delivery date of financial statements for the fiscal year 2007 and first quarter of 2008 to July 15, 2008 and waived the requirement that the financial statements for the fiscal year 2007 not be qualified by a going concern qualification.

ESSG’s revolving credit agreement was amended on January 31, 2008, February 15, 2008, February 29, 2008, May 2, 2008 and May 20, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of ESSG’s term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008 (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by decreasing minimum availability required under the agreement from $20.0 million to $5.0 million (which may increase by up to $10 million over time to up to $15 million, based on the occurrence of certain events), (iv) introduce a stand alone fixed charge coverage ratio effective for measurement periods as defined in the agreement, (v) provide for a potential event of default if the proposed merger agreement with Essar is not executed within 52 days, and up to 74 days under conditions as defined in the amendment dated May 2, 2008, (vi) require ESSG to loan or dividend the $31 million in proceeds from the ESSG term loan to the Company, allow the Company to make a capital contribution to Wheeling-Pittsburgh and Wheeling-Pittsburgh to make a capital contribution to WPSC in order to enhance liquidity and (vii) modify the form of required delivery of financial statements for the fiscal year 2007.

On January 29, 2008, ESSG experienced a fire at its Electric Coating Technologies – Bridgeview (ECT-Bridgeview) location. ECT-Bridgeview operates a non-automotive electro-galvanizing line in a 136,000 square foot facility located in Bridgeview, IL. The facility incurred substantial damage that has made it currently unusable. Insurance coverage includes real and personal property as well as business interruption. ECT-Bridgeview customers continue to receive service from Electric Coating Technologies, LLC, a sister company operating a similar electro-galvanizing line in East Chicago, IN.

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

On March 31, 2008, Wheeling-Pittsburgh idled mill operations at its Allenport facility and announced the curtailment of production to one galvanizing line at its Martins Ferry operations. Cold-rolled products previously produced at Allenport will be diverted to hot-rolled product shipments. The estimated cost of indefinitely idling the Allenport facility and the curtailment at the Martins Ferry facility totaled $42.1 million

On May 8, 2008, ArcelorMittal announced that it filed a suit against the Company and an affiliate in the Supreme Court of New York seeking in excess of $540.0 million in connection with the Company’s and its affiliate’s alleged breach of an August 1, 2007 contract to purchase the Sparrows Point steel manufacturing facility from ArcelorMittal for $1.35 billion. The Company believes that the suit is without merit and will vigorously defend the action.

RESULTS OF OPERATIONS

General

The following includes the results of operations of ESSG for the quarters ended March 31, 2008 and 2007 and includes the results of operations of Wheeling-Pittsburgh for the quarter ended March 31, 2008.

Quarter ended March 31, 2008 versus quarter ended March 31, 2007

Net sales for the first quarter of 2008 totaled $600.1 million as compared to $163.0 million for the first quarter of 2007. Tons sold in the first quarter of 2008 amounted to 789,164 as compared to 191,099 tons sold in the first quarter of 2007. The average selling price per ton in the first quarter of 2008 was $760 as compared to $853 for the first quarter of 2007. The increase in net sales principally resulted from an increase in volume, offset by a decrease in the average selling price per ton. The increase in volume resulted principally from the acquisition of Wheeling-Pittsburgh in November 2007. The decrease in the average selling price per ton resulted principally from the lower-priced mix relative to the net sales of Wheeling-Pittsburgh.

Cost of sales for the first quarter of 2008 amounted to $553.4 million as compared to $148.2 million for the first quarter of 2007. The average cost per ton sold in the first quarter of 2008 was $701 as compared to $775 for the first quarter of 2007. Cost of sales for 2008 increased principally as a result of an increase in volume, offset by a decrease in the average cost per ton. The increase in volume resulted principally from the acquisition of Wheeling-Pittsburgh in November 2007. The decrease in the average cost per ton resulted principally from the lower production cost per ton for Wheeling-Pittsburgh products.

Depreciation and amortization expense for the first quarter of 2008 amounted to $15.2 million as compared to $2.8 million for the first quarter of 2007. Depreciation expense increased by $12.4 million the result of the acquisition of Wheeling-Pittsburgh in November 2007.

Selling, general and administrative expenses for the first quarter of 2008 amounted to $32.2 million as compared to $11.5 million for the first quarter of 2007. Selling, general and administrative expenses increased by $14.8 million as the result of the acquisition of Wheeling-Pittsburgh in November 2007. Selling, general and administrative expenses also increased as the result of $2.5 million in stock-based compensation expense and legal and consulting fees incurred during the first quarter of 2008.

Interest expense for the first quarter of 2008 amounted to $11.2 million as compared to $1.0 million for the first quarter of 2007. Interest expense increased by $8.9 million as a result of the acquisition of Wheeling-Pittsburgh in November 2007. Interest expense also increased as a result of an increase in borrowings and loan fees incurred during the first quarter of 2008.

The other loss for the first quarter of 2008 amounted to $3.1 million as compared to other income of $0.1 million for the first quarter of 2007. The other loss increased principally as the result of equity losses in affiliates incurred by Wheeling-Pittsburgh during the first quarter of 2008.

The provision for income taxes of $0.8 million for the first quarter of 2008 principally reflects the tax expense attributable to the gain on the sale of an investment in an affiliate. Otherwise, no benefit for income taxes was recorded for the first quarter of 2008 as it was not more likely than not that the loss incurred during the quarter will result in a reduction of income taxes payable in future periods. A benefit for income taxes of $0.1 million was recorded during the first quarter of 2007 Minority income amounted to $0.1 million in the first quarter of 2008 and in the first quarter of 2007. Minority income is attributable to ESSG’s minority interest held in Great Western.

Segment Information

Mill Operations

Wheeling-Pittsburgh’s mill operations, produces flat-rolled steel products, including hot rolled, cold rolled and coated steel products. Flat rolled steel products are sold principally to converters and processors and steel service centers, substantially all of which are located in the United States. All of Wheeling-Pittsburgh’s operating assets are located in the United States.

During the first quarter of 2008, the Company began to include financial information relative to WCC, an operating division of WPSC, in the downstream operations segment. Prior to January 1, 2008, information relative to WCC was included in the mill operations segment.

Quarter ended March 31, 2008

Information relative to the mill operations segment for the quarter ended March 31, 2008 is as follows (the mill operations segment was acquired by the Company on November 27, 2007):

Net sales: (in thousands):
Third party	$336,916
Intersegment	81,998

Total	$418,914

Tons sold:
Third party	515,979
Intersegment	112,628

Total	628,607

Net sales for the first quarter of 2008 totaled $418.9 million. Tons sold in the first quarter of 2008 amounted to 628,607. The average selling price per ton in the first quarter of 2008 was $666.

Cost of sales for the first quarter of 2008 amounted to $404.5 million or $643 per ton.

Depreciation and amortization expense for the first quarter of 2008 amounted to $11.7 million.

Selling, general and administrative expenses for the first quarter of 2008 amounted to $9.4 million.

An operating loss of $6.7 million was incurred in the first quarter of 2008.

Downstream Operations

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

WCC, an operating division of WPSC, manufactures, processes and sells fabricated steel products, principally roll-formed corrugated roofing, roof deck, form deck, floor deck, bridgeform and other products, for sale to customers in the construction, agriculture, highway and container markets, substantially all of which are located in the United States. As noted above, financial information relative to WCC has been included in the downstream operations segment effective as of January 1, 2008.

Quarter ended March 31, 2008 versus quarter ended March 31, 2007

Information relative to the downstream operations segment for the quarters ended March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007
Net sales (in thousands):
Third party	$263,140	163,001
Intersegment	—	—

Total	$263,140	$163,001

Tons sold:
Third party	273,185	191,099
Intersegment	—	—

Total	273,185	191,099

Net sales for the first quarter of 2008 totaled $263.1 million as compared to $163.0 million for the first quarter of 2007. Tons sold in the first quarter of 2008 amounted to 273,185 as compared to 191,099 tons sold in the first quarter of 2007. The average selling price per ton in the first quarter of 2008 was $963 as compared to $853 for the first quarter of 2007. The increase in net sales principally resulted from an increase in volume and an increase in the average selling price per ton. The increase in volume resulted principally from the inclusion of WCC in downstream operations for the first quarter of 2008. The increase in the average selling price per ton resulted principally from the higher-priced mix relative to the net sales of WCC.

Cost of sales for the first quarter of 2008 amounted to $230.6 million as compared to $148.2 million for the first quarter of 2007. The average cost per ton sold in the first quarter of 2008 was $844 as compared to $775 for the first quarter of 2007. Cost of sales for 2008 increased principally as a result of an increase in volume and an increase in the average cost per ton. The increase in volume resulted principally from the inclusion of WCC in downstream operations for the first quarter of 2008. The increase in the average cost per ton resulted principally from the higher production cost per ton for WCC products.

Depreciation and amortization expense for the first quarter of 2008 amounted to $3.5 million as compared to $2.8 million for the first quarter of 2007. Depreciation expense increased by $0.8 million the result of the inclusion of WCC in downstream operations for the first quarter of 2008.

Selling, general and administrative expenses for the first quarter of 2008 amounted to $16.7 million as compared to $11.5 million for the first quarter of 2007. Selling, general and administrative expenses increased by $5.3 million as the result of the inclusion of WCC in downstream operations for the first quarter of 2008.

Operating income for the first quarter of 2008 amounted to $12.3 million as compared to $0.6 million for the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operating Activities

During the quarter ended March 31, 2008, operating activities used $8.0 million in cash flow. The net loss used $15.8 million, changes in working capital used $13.6 million and changes in other assets and liabilities used $3.0 million in cash flow, respectively. Non-cash items, principally depreciation and amortization expense, equity losses of affiliates and stock-based compensation, provided $24.4 million in cash flow.

During the quarter ended March 31, 2007, operating activities used $9.2 million in cash flow. The net loss used $0.2 million and changes in working capital used $12.2 million in cash flow, respectively. Non-cash items, principally depreciation and amortization expense, provided $3.2 million in cash flow.

Cash Flow from Investing Activities

During the quarter ended March 31, 2008, investing activities provided $65.3 million in cash flow. Net sales proceeds from the sale of an investment in an affiliate provided $70.5 million, capital expenditures, net of sales proceeds, used $5.3 million and other investing activities generated $0.1 million in cash flow, respectively.

During the quarter ended March 31, 2007, investing activities used $0.1 million in cash flow. Acquisitions, net of cash, provided $0.2 million and capital expenditures, net of sales proceeds, used $0.3 million in cash flow, respectively.

Cash Flow from Financing Activities

During the quarter ended March 31, 2008, financing activities used $55.2 million in cash flow. Borrowings of short-term debt, including book overdrafts, provided $31.1 million in cash flow and repayments of long-term debt and deferred financing arrangements used $86.3 million in cash flow.

During the quarter ended March 31, 2007, financing activities provided $7.4 million in cash flow. Borrowings of short-term debt provided $7.5 million in cash flow and repayments of long-term debt used $0.1 million in cash flow.

Liquidity and Capital Resources

Wheeling-Pittsburgh

The Company’s liquidity is provided by separate revolving credit facilities of its subsidiaries, Wheeling-Pittsburgh and ESSG.

Wheeling-Pittsburgh’s liquidity is provided under its amended and restated $225.0 million revolving credit facility. On March 31, 2008, Wheeling-Pittsburgh had liquidity and capital resources of $41.1 million, consisting of cash and cash equivalents of $5.1 million and $36.0 million of availability under its revolving credit facility, after giving effect to the required minimum borrowing availability discussed below. At March 31, 2008, $160.5 million was outstanding under Wheeling-Pittsburgh’s revolving credit agreement. Wheeling-Pittsburgh had outstanding letters of credit of $18.6 million on March 31, 2008.

Under the terms of its amended and restated revolving credit facility, Wheeling-Pittsburgh is obligated to meet a consolidated fixed charge coverage ratio of 1.0:1 (computed based on the four most recently completed calendar quarters). If Wheeling-Pittsburgh meets the consolidated fixed charge coverage ratio at the end of the preceding quarter, it is not required to maintain any amount of minimum borrowing availability during the succeeding quarter. If Wheeling-Pittsburgh fails to meet the consolidated fixed charge coverage ratio at the end of the preceding quarter, it is required to maintain minimum borrowing availability of $70.0 million at all times during the succeeding quarter. If Wheeling-Pittsburgh is required to maintain minimum borrowing availability of $70.0 million, it also has the ability to access up to $60 million of excess collateral, as defined under the facility and if available, as additional borrowing availability.

As of March 31, 2008, Wheeling-Pittsburgh failed to meet the consolidated fixed charge coverage ratio of 1.0:1. However, Wheeling-Pittsburgh was in compliance with the financial covenant under its amended and restated revolving credit facility as of March 31, 2008 as a result of maintaining required minimum borrowing availability of $70.0 million.

Wheeling-Pittsburgh had no financial covenant under its term loan agreement in effect as of March 31, 2008.

If an event of default results in the acceleration of Wheeling-Pittsburgh’s amended and restated revolving credit agreement or its term loan agreement, as amended, such event will also permit the acceleration of substantially all of Wheeling-Pittsburgh’s and ESSG’s other indebtedness pursuant to cross-default or cross-acceleration provisions.

ESSG

ESSG’s liquidity is provided under its $150.0 million revolving credit facility. On March 31, 2008, ESSG had liquidity and capital resources of $63.6 million, consisting of cash and cash equivalents of $17.0 million and $46.6 million of availability under its revolving credit facility. At March 31, 2008, $84.6 million was outstanding under ESSG’s revolving credit agreement. ESSG had no letters of credit outstanding as of March 31, 2008.

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

ESSG was in compliance with its financial covenants as of March 31, 2008.

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

On May 6, 2008, Wheeling-Pittsburgh amended and restated its term loan agreement, which was scheduled to mature on July 1, 2008, when Essar assumed the remaining $79.0 million outstanding principal amount of the loans under the agreement. The term loan maturity date was extended to the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. Additionally, applicable margins for loans under the agreement were decreased to the three-month LIBOR rate plus 0.50% per annum payable quarterly, and the Federal and State of West Virginia guarantees under the agreement were terminated in their entirety. The agreement requires that the loans be prepaid after a change in control of the Company not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 6, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of the Company, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the ESSG term loan agreement) of the Company’s common stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan.

Interest on borrowings as of March 31, 2008 was calculated based on the LIBOR rate plus 1.72% per annum. The blended rate of interest was approximately 6.9% at March 31, 2008. At March 31, 2008 and the date of this filing, $79.4 million and $79.0, respectively, were outstanding under the term loan.

$225 Million Revolving Credit Facility

In July 2005, Wheeling-Pittsburgh entered into an amended and restated revolving credit facility with a bank group arranged by Royal Bank of Canada and General Electric Capital Corporation.

Under the terms of its amended and restated revolving credit facility, Wheeling-Pittsburgh is obligated to meet a consolidated fixed charge coverage ratio of 1.0:1 (computed based on the four most recently completed calendar quarters). If Wheeling-Pittsburgh meets the consolidated fixed charge coverage ratio at the end of the preceding quarter, it is not required to maintain any amount of minimum borrowing availability during the succeeding quarter. If Wheeling-Pittsburgh fails to meet the consolidated fixed charge coverage ratio at the end of the preceding quarter, it is required to maintain minimum borrowing availability of $70.0 million at all times during the succeeding quarter.

If Wheeling-Pittsburgh is required to maintain minimum borrowing availability of $70.0 million, it also has the ability to access up to $60 million of excess collateral, as defined under the facility and if available, as additional borrowing availability.

Wheeling-Pittsburgh’s revolving credit agreement was amended on January 31, 2008, February 15, 2008, February 29, 2008, March 28, 2008, April 18, 2008, April 30, 2008, May 5, 2008 and May 20, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of Wheeling-Pittsburgh’s amended and restated term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008, (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by eliminating the inventory collateral cap under the agreement and increasing access to excess collateral, if available, as additional borrowing availability from $30.0 million to $60.0 million, offset by an increase in the minimum availability requirement from $50.0 million to $70.0 million, (iv) permit the sale of Wheeling-Pittsburgh’s equity interest in its joint venture, Wheeling-Nisshin, Inc., and use such net proceeds to prepay outstanding debt under Wheeling-Pittsburgh’s term loan agreement, (v) extend the required delivery date of the Company’s audited financial statements for fiscal year 2007 and its unaudited financial statements for the first quarter of fiscal 2008 to May 31, 2008 and (vi) modify the form of required delivery of financial statements for the fiscal year 2007.

At March 31, 2008, interest on borrowings is calculated at the prime rate plus 1.5% per annum and LIBOR plus 2.75% per annum. The blended rate of interest was approximately 5.6% at March 31, 2008. At March 31, 2008, $160.5 million was outstanding under Wheeling-Pittsburgh’s revolving credit agreement, and Wheeling-Pittsburgh had outstanding letters of credit of $18.6 million.

$40 Million Series A Notes

In August 2003, WPSC issued Series A secured notes in the aggregate principal amount of $40.0 million in settlement of claims under its bankruptcy proceedings. The Series A notes were issued under an indenture among WPSC, Wheeling-Pittsburgh, WP Steel Venture Corporation and The Bank of New York Mellon, the successor trustee to J. P. Morgan Trust Company, National Association and Bank One, N.A., respectively The Series A notes mature on August 1, 2011 and have no fixed amortization, meaning that except for mandatory prepayments, based on excess cash flow or if applicable proceeds from the sale of its Wheeling-Nisshin, Inc. and Ohio Coatings Company joint venture interests, no payment of principal shall be required until such notes become due. Effective March 13, 2008, WPSC sold its equity interest in its Wheeling-Nisshin joint venture, which proceeds were required to be used in entirety to prepay the balance outstanding under WPSC’s term loan. The Series A notes bear interest at a rate of 5% per annum until August 1, 2008. Thereafter, such notes bear interest at a rate of 8% per annum. In the event that at any time the distributions from OCC to WPSC are not adequate to pay all of the interest then due under the Series A notes or WPSC is not in compliance with the terms of the term loan agreement or revolving credit facility, WPSC must pay both cash interest and payment-in-kind interest at rates set forth in the Series A notes. OCC is restricted from declaring dividends under the terms of its credit agreement with Bank of America, N.A. However, OCC is permitted to make distributions of interest and principal in respect of its indebtedness to WPSC, subject to certain limitations set forth in its credit agreement and its subordination agreement. WPSC is subject to, and is currently in compliance with, various covenants set forth in the Series A note indenture, including payment of principal and interest on the Series A notes, and limitations on additional indebtedness, creation of liens, disposition of interests in OCC, and payments of dividends and distributions.

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

ESSG

$31 Million Term Loan

On May 2, 2008, ESSG entered into a $31.0 million term loan facility with Essar. Proceeds of the loan were loaned to the Company, which contributed the funds to Wheeling-Pittsburgh, which were in turn contributed to WPSC in order to enhance liquidity. The loans under the ESSG agreement mature on the earlier of fifteen days following the consummation of the proposed merger with Essar and June 1, 2009. The term loans bear interest at the three-month LIBOR rate plus 0.50% per annum payable quarterly. The agreement requires that the loans be prepaid after a change in control of the Company not involving Essar. In the event of a change of control not involving Essar, the interest rate shall retroactively increase by an additional 6.0% per annum from May 2, 2008 to the prepayment date, and shall also include customary LIBOR breakage costs. Furthermore, in the event of a change of control not involving Essar or with the consent of the Company, Essar shall have the right to purchase up to three million shares (minus the number of shares, if any, converted under the Wheeling-Pittsburgh term loan agreement) of the Company’s common stock at a price of $12.50 per share, instead of repayment of the corresponding amount of the loan. The loans under the agreement are guaranteed by the Company and ESSG’s subsidiaries, and are secured by substantially all of the assets of ESSG and its subsidiaries.

$150 Million Revolving Credit Facility

On April 30, 2007, ESSG entered into a new $150.0 million revolving credit facility, which was used to repay a former facility. This revolving credit facility provides for up to $25.0 million in letters of credit and is subject to a borrowing base of up to 85% of eligible accounts, as defined by the agreement, and up to 70% of the value of eligible inventory, as defined by the agreement. Borrowings are secured by substantially all of the assets of ESSG and its subsidiaries, including accounts receivable, inventories and stock of subsidiaries. The Company and ESSG’s subsidiaries are guarantors under the facility.

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

ESSG’s revolving credit agreement was amended on January 31, 2008, February 15, 2008, February 29, 2008, May 2, 2008 and May 20, 2008. The primary effect of these amendments was to (i) extend the maturity date of the revolving credit agreement to the earlier of September 30, 2008 and the date that is 60 days prior to the maturity date of ESSG’s term loan agreement; provided, however, that if the maturity date in the term loan is triggered by the proposed merger with Essar, then the maturity date of the revolving loan agreement shall be the earlier of fifteen days following the consummation of the proposed merger with Essar and September 30, 2008 (ii) increase the interest rate on both prime and LIBOR rate loans under the agreement, (iii) enhance liquidity by decreasing minimum availability required under the agreement from $20.0 million to $5.0 million (which may increase by up to $10 million over time to $15 million, based on the occurrence of certain events), (iv) introduce a stand alone fixed charge coverage ratio requiring a minimum coverage ratio of 1.75:1, (v) provide for a potential event of default if the proposed merger agreement with Essar is not executed by each of the parties thereto by June 23, 2008 (or in certain circumstances up to 22 days after June 23, 2008), (vi) require ESSG to loan or dividend the $31 million in proceeds from the ESSG term loan to the Company, the Company to make a capital contribution to Wheeling-Pittsburgh and Wheeling-Pittsburgh to make a capital contribution to WPSC in order to enhance liquidity and (vii) modify the form of requires delivery on financial statements for the fiscal year 2007.

Borrowings under the facility currently bear interest, at ESSG’s option, at LIBOR plus 2.25% or at a bank’s prime rate or the federal funds rate plus 1.50%. The blended rate of interest was approximately 5.4% at March 31, 2008. At March 31, 2008, $84.6 million was outstanding on the revolving credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, the Company, ESSG and Wheeling-Pittsburgh had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that are reasonably likely to adversely affect liquidity, availability of capital resources, financial position or results of operations. Wheeling-Pittsburgh’ s investments in its joint ventures, OCC, Feralloy-Wheeling Specialty Processing Co., Jensen Bridge and Avalon, are each accounted for under the equity method of accounting. Pursuant to agreements with OCC, Wheeling-Pittsburgh has an obligation to support their working capital requirements. However, Wheeling-Pittsburgh believes it is unlikely that those joint ventures will require its working capital support in the foreseeable future based upon the present financial condition, capital resource needs and/or operations of these entities.

CONTRACTUAL OBLIGATIONS

As of March 31, 2008, the total of the Company’s future contractual obligations, including the repayment of debt obligations, is summarized below.

	Contractual Payments Due
	Total		Remainder of 2008	1-3 Years	3-5 Years	More than 5 Years
Revolving credit facilities	$245.1	(1)	$245.1	$—	$—	$—
Long-term debt	153.4	(2)	89.9	22.9	40.6	—
Interest on long-term debt	30.6	(3)	7.4	12.5	5.1	5.6
Capital leases	35.7	(4)	5.6	8.0	5.9	16.2
Long-term operating leases	26.1		3.5	8.2	6.3	8.1
Other long term liabilities:
Steelworker Pension Trust	6.0	(5)	6.0	—	—	—
OPEB	59.3	(6)	9.9	23.8	25.6	—
Coal miner retiree medical	0.8		0.1	0.1	0.1	0.5
Worker’s compensation	26.2	(7)	4.1	11.0	11.1	—
Purchase commitments:
Steel	61.7	(8)	61.7	—	—	—
Oxygen supply	80.2	(9)	8.1	20.0	23.1	29.0
Electricity	57.8	(10)	4.3	10.8	9.8	32.9
Capital commitments	14.7	(11)	13.6	1.1	—	—
Capital contribution - MSC	0.8		0.8	—	—	—

Total	$798.4		$460.1	$118.4	$127.6	$92.3

1.	Represents amounts due under revolving credit facilities.
2.	Represents scheduled principal payments on existing indebtedness (excluding short-term debt), without giving effect to the reclassification of certain long-term debt as current obligations as discussed in Note 11 to the condensed consolidated financial statements.
3.	Represents estimated interest payments on existing long-term debt and imputed interest on capital leases.
4.	Represents scheduled principal payments on existing capital leases.
5.	Amount represents estimated payments to the Steelworkers Pension Trust, pursuant to WPSC’s labor agreement with the USW, through the end of the labor contract, which expires on September 1, 2008.
6.	Amounts reflect the WPSC’s current estimate of corporate cash outflows for other post employment benefits and include the impact of assumed mortality, medical inflation and the aging of the population. No estimate has been made beyond 2012.
7.	Amounts reflect the WPSC’s current estimate of corporate cash outflows for worker’s compensation and exclude the impact of interest and mortality. The forecast of cash outflows is estimated based on historical cash payment information. No estimate has been made beyond 2012.
8.	Represents ESSG’s estimated commitments to purchase steel.
9.	WPSC entered into a 15-year take-or-pay contract in 1999 that was amended in 2003. The contract requires us to purchase oxygen, nitrogen and argon each month with a minimum monthly charge of approximately $0.6 million, subject to escalation clauses.
10.	WPSC entered into a 20-year take-or-pay contract in 1999, which was amended in 2003. The contract requires WPSC to purchase steam and electricity each month at a variable charge calculated at a minimum of $3.75 times the number of tons of iron produced each month with an agreed-to minimum of 3,250 tons per day, regardless of whether any tons are produced. Alternatively, if Wheeling-Pittsburgh shuts-down its blast furnace, a termination fee will be due and payable in lieu of future lease payments. As of March 31, 2008, this termination fee amounted to $25.2 million.
11.	Amounts reflect contractual commitments for capital expenditures as of March 31, 2008.

Planned Capital Expenditures

The Company’s planned capital expenditures for the three-year period 2008 through 2010 totals approximately $172.6 million.

Major capital expenditures for the three-year period 2008 through 2010 include, but are not limited to, the following capital projects:

•	$119.8 million for improvements to our primary mill operations facility;

•	$7.0 million for improvements of our mill operations finishing facilities;

•	$24.8 million for improvements of our downstream operations, including our corrugating facility; and

•	$5.0 million for environmental projects.

For the quarter ended March 31, 2008, the Company spent $5.3 million on capital expenditures.

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

Operating cash flow is defined as the Company’s consolidated earnings before interest, taxes, VEBA and profit sharing expense, adjusted for certain items defined by the agreement (primarily unusual, extraordinary or non-recurring items).

During the quarter ended March 31, 2008, no obligation to the VEBA trust was incurred.

Profit Sharing Payments

Pursuant to the collective bargaining agreement with the USW, as modified effective January 1, 2008, and in addition to Wheeling-Pittsburgh’s obligations to make contributions to the VEBA trust based on its profitability as described under the “VEBA Trust” section above, Wheeling-Pittsburgh has an obligation to make quarterly profit sharing payments to or for the benefit of its active USW employees in an amount equal to 5% of profits for the quarter. For purposes of this agreement, profits are defined as the consolidated earnings of the Company before interest, taxes, VEBA expense and any salaried profit sharing expense, adjusted for certain items defined by the agreement (primarily unusual, extraordinary and non-recurring items). Notwithstanding the definition of profits and the calculation thereof, profits are capped at $4.00 per hour per employee in each quarter. Further under the agreement, profits for the first and second quarter of each year are separately measured. Profits in the third and fourth quarter of each year are subject to reduction in an amount equal to the losses incurred, if any, in preceding quarters. Under the terms of the agreement, Wheeling-Pittsburgh must satisfy any profit sharing obligation with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth fiscal quarter must be satisfied within 15 days after the date of the opinion of our independent registered public accounting firm with respect to its annual audited financial statements.

During the quarter ended March 31, 2008, no profit sharing payment obligation was incurred.

In addition, effective January 1, 2008, Wheeling-Pittsburgh modified its profit sharing arrangement for salaried employees to provide for quarterly profit sharing payments to its salaried employees in an amount equal to 3.0% of profits as defined by the plan. For purposes of this plan, profits are defined as the consolidated earnings of the Company before interest, taxes, VEBA expense and any salaried profit sharing expense, adjusted for certain items defined by the agreement (primarily unusual, extraordinary and non-recurring items). Under the terms of the profit sharing arrangement, Wheeling-Pittsburgh must satisfy any profit sharing obligations with respect to the first, second and third fiscal quarters within 45 days after the end of the quarter, while any obligation with respect to the fourth quarter must be satisfied within 15 days after the date of the opinion of its independent registered public accounting firm with respect to our annual audited financial statements.

During the quarter ended March 31, 2008, no profit sharing payment obligation was incurred.

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

Asset impairments

The Company periodically evaluates property, plant and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is determined based on an estimate of the expected future undiscounted cash flows of the assets. If the carrying value of the assets exceeds the undiscounted cash flows of the assets, an impairment loss is recognized. The impairment loss is measured as the excess of the carrying value of the assets over the fair value of the assets. Fair value is estimated using discounted future cash flows and, if available, comparable market values. The Company’s asset impairment evaluations are performed at each reporting unit level, which represents the lowest level of independent cash flows. Undiscounted cash flows are based on longer-term projections that consider projected market conditions and the performance and ultimate use of the assets. If future demand and market conditions are less favorable than those projected by management, or if the probability of disposition of the assets differs from that previously estimated by management, asset impairments may be required.

The Company reviews goodwill and other intangible assets not subject to amortization for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These assets are reviewed for impairment using a two-step approach. In the first step, these assets are tested for impairment by estimating the fair values of the reporting unit principally using a discounted cash flow model. If the carrying amount of the reporting unit exceeds fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of these assets is estimated as the fair value of the reporting unit less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of these assets exceeds their implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of these assets.

Deferred taxes

Full realization of net deferred tax assets is largely dependent on the Company’s ability to generate future taxable income. The Company records a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. On August 1, 2003, upon emergence from bankruptcy, Wheeling-Pittsburgh recorded a full valuation allowance against its net deferred tax assets due to the uncertainties surrounding realization as a result of the bankruptcy and its ability to generate future taxable income. Wheeling-Pittsburgh generated additional deferred tax assets since that time, which consisted principally of net operating losses, which have also been fully reserved. Additionally, as the result of an “ownership changes” pursuant to Section 382 of the Internal Revenue Code, the Company’s ability to utilize Wheeling-Pittsburgh’s net operating loss carryovers to reduce taxable income in subsequent years will be subject to statutory limitations on an annual basis. As operations continue, the Company will be required to periodically reevaluate these deferred tax assets in light of actual and projected operating results.

Environmental and legal contingencies

The Company provides for remediation costs, environmental penalties and legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. The Company regularly monitors the progress of environmental remediation and legal contingencies, and revises the amounts recorded in the period in which changes in estimate occur.

RECENT ACCOUNTING STANDARDS

The FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133”, in March 2008. FASB No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FASB No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect this statement to have any effect on its financial statements.

The FASB issued FASB No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, in December 2007. FASB No. 160 requires that noncontrolling interests in consolidated financial statements be reflected in the equity section of the balance sheet, that the consolidated net income attributable to the parent company and the noncontrolling interest be clearly identified and presented on the face of the income statement, that changes in the parent company’s ownership interest in the entity be accounted for as equity transactions, that gain or loss on the deconsolidation of the entity and any retained noncontrolling interest in the entity be measured at fair value and that disclosures clearly identify and distinguish the interest of the parent company and the noncontrolling owners. FASB No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of this statement on its financial statements.

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

The FASB issued FASB No. 157, “Fair Value Measurement”, in September 2006. FASB No. 157 defines fair value, established a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007 as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FASB No. 157 as it relates to nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. The adoption of FASB No. 157 as it relates to financial assets and financial liabilities had no effect on the financial statements of the Company. The Company is currently assessing the impact of FASB No. 157 as it relates to nonfinancial assets and nonfinancial liabilities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about the risk associated with our financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.

Commodity Price Risk and Related Risks

The Company is exposed to market risk or price fluctuation related to the sale of steel products. Approximately 25% of the Company’s sales are made as contract business (agreements in excess of three months), with approximately 75% of sales being made at spot prices. The Company does not use derivative instruments to hedge market risk relative to changing steel prices.

Prices for raw materials, natural gas and electricity are subject to frequent market fluctuations. The Company market risk strategy generally has been to obtain competitive prices for our products and services and to allow operating results to reflect market price movements dictated by supply and demand. The Company periodically enters into physical contracts for the advance purchase and delivery of natural gas in an effort to hedge against market fluctuations. Due to “mark-to- market” provisions in these contracts, as the Company market exposure decreases, it can be required to make advance payments that ultimately are recovered upon delivery of the commodity, but which can temporarily reduce its liquidity until that time. The Company does not use derivative instruments to hedge market risk relative to changing prices for raw materials.

Interest Rate Risk

The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to their short-term maturity.

The Company manages interest rate risk relative to its debt portfolio by using a combination of fixed-rate and variable-rate debt. At March 31, 2008, approximately 75% of the aggregate principal amount of its debt outstanding was at variable rates with the balance outstanding under fixed rates. Since the Company’s portfolio of debt is comprised principally of variable-rate instruments, the fair value of debt is relatively insensitive to the effects of interest rate fluctuations. The Company’s sensitivity to decreases in interest rates and any corresponding increases in the fair value of the fixed-rate portion of its debt portfolio would only unfavorably affect its earnings and cash flows to the extent that it would choose to repurchase all or a portion of its fixed-rate debt at prices above carrying value. Additionally, the Company’s interest expense is sensitive to changes in the general level of interest rates. A 100 basis point increase in the average rate for the variable interest rate debt would increase the Company’s annual interest expense by approximately $3.3 million.

Credit Risk

Counterparties expose the Company to credit risk in the event of non-performance. The Company continually reviews the creditworthiness of its counterparties.

Foreign Currency Exchange Risk

The Company has limited exposure to foreign currency exchange risk as almost all of its transactions are denominated in U.S. dollars.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, in view of the material weakness and significant deficiency described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, that our disclosure controls and procedures were not effective to ensure that material information relating to us (including our subsidiaries) required to be included in our reports we file with the Securities and Exchange Commission is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were also not effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

As of March 31, 2008, there have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007 identified the fact that the Company’s current financial accounting and reporting resources have not been adequate so as to insure accurate financial and accounting reporting. Management agrees with the findings of its independent public accounting firm and is in the process of addressing this material weakness.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In April 2005, Wheeling-Pittsburgh filed a lawsuit in Brooke County, West Virginia Circuit Court against Massey Energy Company (Massey) and its subsidiary, Central West Virginia Energy Company (CWVEC), seeking substantial monetary damages for breach of a metallurgical coal supply contract between Wheeling-Pittsburgh and CWVEC. On July 2, 2007, a jury awarded Wheeling-Pittsburgh and Mountain State Carbon, LLC, its coke plant joint venture and co-plaintiff, $119.85 million in compensatory damages and $100.00 million in punitive damages against Massey and CWVEC. By order dated August 2, 2007, the trial judge affirmed the jury’s award with respect to punitive damages and awarded pre-judgment interest totaling approximately $24.05 million. On September 4, 2007, the trial judge denied Massey’s and CWVEC’s motion for a new trial and all other post-trial motions. The court also granted judgment on a certain counterclaim by Massey, the value of which with pre-judgment interest totaled approximately $4.55 million. Massey and CWVEC appealed this verdict to the West Virginia Supreme Court of Appeals. On May 23, the West Virginia Supreme Court of Appeals decided not to hear the appeal filed by Massey and CWVEC. Massey and CWVEC have publicly stated that they will explore all of their options, including an appeal to the United States Supreme Court. The final outcome cannot be determined until all appeals are concluded. We are unable to predict at this time when the determination of a final amount will occur or when, or if, we will receive payment on the award.

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

On June 7, 2007, Metal Management, Inc. (MMI) filed a complaint against Wheeling-Pittsburgh in the Supreme Court of the State of New York alleging breach of contract relating to a series of purchase orders issued by Wheeling-Pittsburgh to MMI for steel scrap. That same day and in the same court, MMI filed a notice for summary judgment in lieu of a complaint against ESSG related to the guarantee of certain obligations of Wheeling-Pittsburgh. The litigation was in response to WPSC rejecting certain scrap deliveries from MMI stemming from non-conforming quality issues. In the litigation, MMI alleged a right for payment of $28.2 million for all past and future deliveries of scrap under purchase orders issued by Wheeling-Pittsburgh. On March 25, 2008, the Company reached a settlement with MMI regarding the dispute, agreeing to pay all unpaid amounts owing to MMI for scrap consumed plus settlement costs.

As a result of the settlements with Strauss and MMI, Wheeling-Pittsburgh accrued $9.2 million in its opening balance sheet as of the date of merger.

In March of 2007, a subsidiary of ESSG, USM Realty LLC (USM Realty), received letters from CORTEX West Redevelopment Corporation (CORTEX) notifying USM Realty that CORTEX intends to acquire in its entirety the real property owned by USM Realty and located at 311 S. Sarah St., St. Louis, Missouri. CORTEX and USM Realty were subsequently unable to reach an agreement on a sale price for the subject property. On June 7, 2007, CORTEX filed a petition for condemnation with the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis) seeking to acquire the subject property by eminent domain for redevelopment pursuant to a redevelopment plan approved by the City of St. Louis. On February 11, 2008, the court ruled on the petition in favor of CORTEX. The Company appealed this ruling on February 26, 2008 and was subsequently granted a stay of the court proceedings pending the outcome of the appeal. In the event that the Company does not ultimately prevail, CORTEX will be required to pay USM Realty fair market value for the subject property as determined by the court, based on appraisals.

On May 8, 2008, ArcelorMittal announced that it filed a suit against the Company and an affiliate in the Supreme Court of New York seeking in excess of $540.0 million in connection with the Company’s and its affiliate’s alleged breach of an August 1, 2007 contract to purchase the Sparrows Point steel manufacturing facility from ArcelorMittal for $1.35 billion. The Company believes that the suit is without merit and will vigorously defend the action.

Item 6.	EXHIBITS

Exhibits 10.14(a) through 10.16(j) are management contracts or compensatory plans or arrangements.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.1*	Seventh Amendment, dated as of January 31, 2008, to the to the Amended and Restated Revolving Loan Agreement dated as of July 8, 2005, as amended (the “WPC Revolving Loan Agreement”), by and among WPC, Wheeling-Pittsburgh Steel Corporation and General Electric Capital Corporation (“GE Capital”), as administrative agent and sole Lender

10.2*	Waiver, dated as of February 15, 2008, to the WPC Revolving Loan Agreement.

10.3*	Eighth Amendment and Consent, dated as of February 29, 2008, to the WPC Revolving Loan Agreement.

10.4	Ninth Amendment, dated as of April 18, to the WPC Revolving Loan Agreement (filed herewith).

10.5	Tenth Amendment, dated as of May 2, 2008, to the WPC Revolving Loan Agreement (filed herewith).

10.6*	Seventh Amendment, dated as of February 29, 2008, to the Term Loan Agreement, dated as of July 31, 2003 (as amended), among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation, Royal Bank of Canada, as administrative agent, the Lenders party thereto, the Emergency Steel Loan Guarantee Board and the West Virginia Housing Development Fund.

10.7*	Amendment No. 3, dated January 31, 2008, to the Credit Agreement, dated as of April 30, 2007, as amended (the “ESSG Credit Agreement”), by and among Esmark Steel Service Group, Inc. and its subsidiaries and GE Capital as administrative agent, co-collateral agent, and lender thereto.

10.8*	Omnibus Amendment, dated February 15, 2008, to the ESSG Credit Agreement.

10.9*	Amendment No. 4, dated February 29, 2008, to the ESSG Credit Agreement.

10.10	Amendment No. 5, dated May 2, 2008, to the ESSG Credit Agreement (filed herewith).

10.11	Term Loan Agreement, dated as of May 2, 2008, by and among the Company, Esmark Steel Service Group, Inc., the other Loan Parties party thereto, the Lenders party hereto, and Essar Steel Holdings Limited, as administrative agent for the Lenders (incorporated by reference to the Current Report on Form 8-K (File No. 001-33851) of the Company, filed with the SEC on May 8, 2008).

10.12	Amended and Restated Term Loan Agreement, dated as of May 5, 2008, among Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and Essar Steel Holdings Limited, as administrative agent for the Lenders (incorporated by reference to the Current Report on Form 8-K (File No. 001-33851) of the Company, filed with the SEC on May 8, 2008).

10.13	Memorandum of Agreement, dated April 30, 2008, between Essar Steel Holdings Limited and the Company (incorporated by reference to the Current Report on Form 8-K/A (File No. 001-33851) of the Company, filed with the SEC on May 22, 2008).

10.14(a)*	2008 Esmark Incorporated Management Incentive Plan.

10.14(b)	Form of Grant Agreement (filed herewith).

10.15*	Esmark Incorporated Non-Employee Directors Deferred Compensation Plan.

10.16(a)	Amended and Restated Employment Agreement, dated as of April 25, 2008, between James P. Bouchard and the Company (filed herewith).

10.16(b)	Amended and Restated Employment Agreement, dated as of April 25, 2008, between Craig T. Bouchard and the Company (filed herewith).

10.16(c)	Amended and Restated Employment Agreement, dated as of April 25, 2008, between Paul J. Mooney and the Company (filed herewith).

10.16(d)	Amended and Restated Employment Agreement, dated as of April 25, 2008, between Michael P. DiClemente and the Company (filed herewith).

10.16(e)	Amended and Restated Employment Agreement, dated as of April 25, 2008, between David A. Luptak, Wheeling-Pittsburgh Corporation and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.16(f)	Amended and Restated Employment Agreement, dated as of April 25, 2008, between Thomas A. Modrowski and Esmark Steel Service Group, Inc. (filed herewith).

10.16(g)	Employment Agreement, dated as of April 25, 2008, between Michael Ogrizovich and Esmark Steel Service Group, Inc. (filed herewith).

10.16(h)	Amended and Restated Employment Agreement, dated as of April 25, 2008, between Vincent D. Assetta, Wheeling-Pittsburgh Corporation and Wheeling-Pittsburgh Steel Corporation (filed herewith).

10.16(i)	Amended and Restated Employment Agreement, dated as of April 25, 2008, between John F. Krupinski and Esmark Steel Service Group, Inc. (filed herewith).

10.16(j)	Amended and Restated Employment Agreement, dated as of April 25, 2008, between William Ristau and Esmark Steel Service Group, Inc. (filed herewith).

31.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of James P. Bouchard, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Paul J. Mooney, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to the Company’s Annual Statement on Form 10-K (File No. 001-33851) filed with the SEC on May 20, 2008).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ESMARK INCORPORATED

/s/ Paul J. Mooney
Paul J. Mooney
Chief Financial Officer
(Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 9, 2008